Form 10-K
period 2007-12-31
Cavico Corp
filed 2008-03-28
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission File Number 0-52870

CAVICO CORP.
(Name of Issuer in its charter)

Delaware	20-4863704
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California	92647
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  714-843-5456
Copies to:
Gregory Sichenzia, Esq.
Louis A. Brilleman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Tel: (212) 930-9700
Fax: (212) 930-9725

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.001	Over-the-Counter Bulletin Board

Securities to be registered under Section 12(g) of the Act:

 Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of March 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: there is currently no trading market for registrant’s securities

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 131,147,493 as of March 24, 2008.

PART I

  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Cavico Corp. (“Cavico” or “the Company”). Cavico Corp. intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1.  BUSINESS

History

Cavico Corp. was incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 10, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 5, 2006, the Company’s name was changed to Cavico Corp.

During 2006 and 2007, we acquired Cavico Vietnam Company Limited, a corporation organized under the laws of Vietnam (“Cavico Vietnam”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of Cavico Vietnam occurred in multiple steps, as follows:

•
On April 18, 2006, we entered into an asset purchase agreement with Cavico Vietnam. Under the terms of the agreement, Cavico purchased all of the assets of Cavico Vietnam in consideration for the issuance to Cavico Vietnam of 79,000,000 shares of our common stock. Cavico Vietnam subsequently transferred 60,062,200 of these shares to the former shareholders of Cavico Vietnam in return for their shares of Cavico Vietnam stock. An additional 18,937,800 shares were deposited into a Cavico Vietnam bonus plan for that entity’s management, of which 4,937,800 shares were distributed to management in 2006.

•
Following our purchase of the Cavico Vietnam assets, and pending the grant of the requisite approval of the acquisition of Cavico Vietnam by a Vietnamese government agency as required under Vietnamese law, Cavico Vietnam continued to use the assets subject to our control. Government approval of the acquisition of Cavico Vietnam was granted in January 2007. Following the grant of this approval and our subsequent acquisition of Cavico Vietnam to become our wholly-owned subsidiary, all assets previously purchased from Cavico Vietnam by the Company in April 2006 were transferred back to Cavico Vietnam. Also, at that time, Cavico Vietnam changed its name to Cavico Vietnam Company Limited.

We operate nationwide in Vietnam through our direct and indirect subsidiaries, serving almost exclusively public sector clients. We primarily concentrate on large infrastructure projects, including the construction of tunnels, roads, highways, bridges, mines and dams. In addition, we are currently making investments in hydropower and cement production plants and urban developments in Vietnam.

Our website may be found at www.cavicocorp.com.

Business Strategy

Our fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from controlled revenue growth. Shareholder value is measured by the appreciation of the value of our common stock over a period of years and, eventually, a return from dividends. We consider the following to be key factors in our ability to achieve this objective:

Position Our Business for Future Infrastructure Spending - As a result of strong economic expansion, there is a growing awareness of the need to build, reconstruct and repair Vietnam’s infrastructure, especially its network of roads to enable transportation as well as in the area of power supply. Significant funds have been authorized for investments in these areas. We will continue to build on our expertise in the civil construction market for transportation and water infrastructure, to develop new capabilities to service these markets and to maintain our human and capital resources to effectively meet required demand.

Employee Development - We believe that our employees are key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee’s capabilities.

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of tunnels, roads, highways, bridges and dams.

Continue Adding Construction Capabilities -. By adding capabilities that are complementary to our core construction competencies, we are able to improve gross margin opportunities, more effectively compete for contracts and compete for contracts that might not otherwise be available to us. We continue to investigate opportunities to integrate additional services and products into our business.

Operations

Tunnel Construction. We apply what we believe to be the latest tunnel engineering methods such as NATM [New Austria Tunnel Method], and TBM [Tunnel Boring Machine] for the construction of highways, hydropower plants and civil infrastructure. Cavico Vietnam has an extensive network of tunnels that are used for government hydropower plants like Dai Ninh, Buon Kuop, Ban Ve, Bac Binh, Dong Nai 4, Dong Nai 3, Nam Chien and Bao Loc. We believe that Cavico Vietnam is the first company to use TBM tunnel technology in Vietnam, in the Dai Ninh Hydropower plant construction.

Within the civil construction field, tunnel construction is one of the most complicated areas. It requires special technique to apply comprehensive methodology from the design stage to the time of delivery of the finished product. It involves experienced managers, engineers and other manpower together with synchronized equipment to carry out complicated subterranean construction projects (under mountain, river, even under the sea). There are few companies that have the requisite expertise to execute a tunnel construction project from beginning to end. As a result of “state of art” methods such as NATM, TBM, we believe that we have that expertise.

Tunnels are widely used in the construction of Hydro Power Plant (HPP) to collect and divert water resources to run turbines. They are also used in the construction of highways that cross through the mountain or under water. In addition, tunnels are used for underground mining, underground water supply, irrigation, agriculture and environmental purposes.

Most of our tunnel projects have been built in connection with the construction of hydro power plants. We anticipate seeing the strongest growth in that area since the Vietnamese government has committed to increase power supply to meet the demand for electricity to sustain the economic expansion that is currently underway in Vietnam. According to a directive by the Vietnamese Prime Minister issued on July 18, 2007, the government plans to implement a power development plan that at the most basic level anticipates annual growth of 17% until 2015 and the construction of 75 hydro power plants, some of which of which are scheduled to have a greater than 100 MW capacity .

Specifically, we expect to see strong growth in tunnel construction for roads, highways and subways, especially in the large metropolitan areas of Hanoi, Hochiminh, Haiphong and Danang.

Dam Construction - Cavico Vietnam’s experience in dam construction for hydropower plants is diverse, ranging from dams with earth and stones, to concrete dams with curvilinear surfaces. Cavico Vietnam has current dam construction projects for hydropower plants in Buon TuaSha, Ba Ha, Tuyen quang and Van Chan.

Mining Contsruction - Cavico Vietnam utilizes modern equipment from companies such as Caterpillar, Volvo, Drilltech, Atlas, Copco and Tamrock for operations at the mines. Cavico Vietnam constructs coal mines in Nui Beo (Quang Ninh) and VietMindocoal (Quang Ninh). Cavico Vietnam intends to construct mines for the exploration of coal and iron ore in Australia and other countries. Under Vietnamese resources and mineral laws, operating mineral mines requires a license by the local Province or Ministry of Resources and Environmental or Prime Minister depending on reserve capacity of the mine, kind of mineral and size of the mine project. However, Cavico only constructs coal mines; it does not own them. Therefore, no special licenses are required.

Highway Construction - Cavico Vietnam has designed and built a large variety of highways from small to large, and from simple to complex, both in urban centers and in rural settings. Cavico helps clients find innovative ways to finance, deliver and manage highways and has been involved in flagship design/build ("DB") and build-operate-transfer ("BOT") projects. Our highway projects include:

•
Improvement of national route 1A sponsored and financed in part by the Asian Development Bank and the World Bank. We are undertaking a project that includes, among other things, repavement, widening the surface from six to 12 meters, adding a layer of asphalt, digging drainage systems and constructing retaining walls

•
Ho Chi Minh route, we have been awarded contract packages (i.e. segments of a highway construction project) for the following locations: Tan ky (Nghe an), Khe co (Ha Tinh), A Luoi (Hue), Phuoc son (Quang nam), Dac zon - Dackpet (Kontum).

•	Construction of a number of roads in Sonla Province

•	Construction of roads in connection with the construction and operation of hydropower plants.

Urban Development - Cavico Vietnam provides one-stop shopping for residential and commercial buildings, from permitting to design, and from construction management to operations and maintenance. Cavico Vietnam can provide comprehensive services through the life of a project, working as a team member, acting as a program manager, or leading an entire building project. Cavico Vietnam is currently developing a 27 floor office building in Hanoi and developing a Chieng Ngan 400 hectare new urban area in Son La. To date, the Company has not generated any revenues from this development project.

The company is in the process of applying for an investment permit for Luong Son new tourism zone of 360 hectares in a master planning to upgrade Luong son town during the next 10 years. This includes tender of a feasibility study to construct in this mountainous area a tourist resort, including villas that may be offered for sale.

During the year ended December 31, 2007, we generated revenues of $4,322,471 from mining operations, $31,493,768 from construction operations and $2,034,367 from other operation such as leasing machinery and equipment and the sale of materials. Costs of productions were $2,682,428 for mining operation, $23,578,390 for construction operation and $1,468,950 for other operation.

Subsidiaries

Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The directors of Cavico Vietnam also hold positions on the board of the subsidiaries. During 2007, we permitted some our subsidiaries to issue shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage holding in those entities. We believe that this restructuring will result in more efficient and transparent management. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

The following table sets forth for our principal operating subsidiaries that generate more than five percent of our revenues on a combined basis, a summary of their main activities, Cavico Vietnam’s percentage of ownership and their revenues as a percentage of the combined company’s revenues for the year ended December 31, 2007.

Name	Principal Activity	Percentage Owned		Percentage of Revenues of Combined Company
Cavico Bridge and Underground Construction JSC	Civil construction, specializing in tunnel and bridge construction, frequently in conjunction with hydro power construction projects	66.71	%(1)	21.83%

Cavico Mining and Construction JSC	Mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. Cavico Mining is publicly traded on HCMC stock exchange.	39.13	%(2)	13.32%

Energy Construction JSC	Civil construction, specializing in hydro power construction projects	37.57	%(3)	8.91%

Cavico Hydropower Construction JSC	Civil construction, specializing in hydro power construction projects	72.65	%(4)	5.99%

Cavico Infrastructure Construction JSC	Civil construction, specializing in infrastructure development and construction projects	68.83	%(5)	4.82%

Cavico Transport JSC	Civil construction, with an emphasis on road construction.	73.84	%(6)	4.36%

Cavico Construction Trading JSC	Trading of machinery, equipment and materials for civil construction industry.	59.05	%(7)	3.49%

Cavico Power and Resource JSC	Civil construction, focus on power installation.	77.67	%(8)	3.06%

(1)	As a result of a restructuring, the percentage ownership has been reduced to 66.71% as of the date hereof.

(2)
In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 48.32% in 2006. In 2007, our percentage of ownership was reduced to 39.13% due to additional sale of ownership. In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary. As a member of the World Trade Organization, the Vietnamese government has announced its commitment to open the country to free trade, which includes permitting unlimited foreign investments by the year 2009. We expect that by that time we will no longer be limited in our ownership of Cavico Mining.

(3)
This subsidiary was newly acquired by Cavico during the year 2007 which resulted in 37.57% ownership by Cavico in this subsidiary. In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary.

(4)	As a result of a restructuring, the percentage ownership has been reduced to 72.65% as of the date hereof.

(5)	As a result of a restructuring, the percentage ownership has been reduced to 68.83% as of the date hereof.

(6)	As a result of a restructuring, the percentage ownership has been reduced to 73.84% as of the date hereof.

(7)	As a result of a restructuring, the percentage ownership has been reduced to 59.05% as of the date hereof.

(8)	As a result of a restructuring, the percentage ownership has been reduced to 77.67% as of the date hereof.

Investment

We may from time to time continue to act as a passive investor in projects that we develop and that are subsequently managed by unrelated parties. We may from to time also take a more active role in the management of certain projects. Projects that we have invested in include hydropower projects, cement plants and land development projects,

Customers

Our customers are found primarily in the public sector. Our largest customer is Electricity of Vietnam, a state owned utility.   During the year ended December 31, 2007, contracts with this entity represented approximately 65% of our revenue.

Suppliers

Most of our raw materials are purchased directly from manufacturers pursuant to simple purchase orders. We do not have long term contracts with any of our suppliers. All of the raw materials used in our construction projects are commodities that may be purchased from any source if any of our suppliers would cease to sell to us for any reason.

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was approximately $331,596,000 at December 31, 2007. Approximately $90 million of this backlog is expected to be completed during 2008. We include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Marketing

We have an extensive network of contacts within various levels of the Vietnamese national and local governments and are not currently engaged in any significant marketing efforts. We usually manage to be granted contracts based on the quality of our construction projects.

 Contract Provisions and Subcontracting

Our contracts with our customers include “fixed unit price” or “fixed price” and “adjustment contracts”. Under fixed unit price contracts which represent approximately 10% of our total contracts, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. Our contracts are generally obtained through competitive bidding in response to advertisements by local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. The ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects carry other risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including additional construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

For the last four years, as a leading company in Vietnamese hydro power (HP) construction, we have been granted preferred construction contracts by the Government. State agencies have been using adjustment contracts for most large HPs in the hope of expediting the completion of HP projects. Under adjustment contracts, completion of work certifications are based on actual work completion in accordance with site inspections performed by engineers. Payments are made based on the price of local construction labor and materials and adjusted for inflation. The Government periodically issues new rates and guidelines that apply to HP projects to cover additional work as well as additional cost incurred in connection with the projects to provide incentives to the contractors accelerate completion of HP projects. As a result, our risk of cost overruns is reduced. However, the procedures to get rate guidelines approved may take from three to six months. Therefore, we must carry large quantities of work in progress on our income statement.

All government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past.  Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant.

We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. As with all of our subcontractors, some may not be able to obtain surety bonds or other types of performance security.

Equipment

The Company believes that it owns through its subsidiaries the largest private fleet of heavy construction equipment in Vietnam. The total value of all vehicles and pieces of machinery and equipment after depreciation at December 31, 2007, was $20,947,727 and included the following pieces:

Type	Units
Tunnel Drill Machines 1 boom to 3 booms; for Tunnel Diameter from 8m2 to 80m2	15

Tunnel Wheel Loaders capacity from 2m3 to 3m3	19

Tunnel Dump Trucks capacity from 20 tons to 30 tons	28

Bulldozers capacity from 130hp to 385 hp	18

Excavators and wheel loaders capacity from 0.7m3 to 10m3	54

Off-Highway Dump Trucks capacity over 50 tons ( 32 m3 )	24

Light and medium Dump Trucks Capacity up to 15 tons	55

Open cut Drilling Rigs Dia 89mm - 225mm	22

Electronic Construction Survey Sets/Stations	19

Concrete Batching Plants capacity from 60 to 120m3/hour	10

Aggregate Crushing Plants/Stations capacity from 60 to 180 tons/hour	09

Concrete Pumps capacity up to 100m3/hour	25

Crawer Cranes capacity up to 100 tons	11

Site service cars	45

Other construction machinery and Equipments ( Generator sets, Air compressors, Transformers, shotcretes, pumps, Graders, Road Rollers, lift cars, Concrete mixer Trucks, sliding forms, etc )	218

Total	572

We believe that ownership of equipment is generally preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks.

Competition

Factors influencing our competitiveness include price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than us and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

We believe that we are the only company executing construction projects in Vietnam utilizing Tunnel Boring Machines. This technology is the most advanced engineering method of tunnel construction. It enables excavation and finishing of underground concrete structures in the most time efficient manner. This technique is also applied for long tunnels, weak ground conditions and complex geological conditions. For example, the traffic tunnel that connects England and France was constructed utilizing this method.

Cavico's areas of competition include modern technology, advanced management, and professionally executed quality projects.

In Vietnam, we are aware of four other companies with expertise in our area of construction, namely Song Da Corporation,Vinaconex Corporation, Hydro-construction No. 4 Corporation and Agriculture Electric-mechanical construction Corporation. Cavico and Song Da are the two largest companies in the area of hydropower construction. At the current time, we are the principal contractors for more than 60% of the total quantity of tunnel construction works and have backlog of up to approximately 70% of tunnel construction projects and 30-40% dam construction works. We have stakes in approximately 90% of hydropower construction projects, approximately 10% of long high way/road development projects and about 5% of open cut mining construction. We are expanding our construction activities to Laos, Algeria and are focusing increasingly on Australia. We are also diversifying our works in other construction and services fields such as steel fabrication and mechanical products/services exported to Australia and oversea. Within Vietnam, we believe we have a strong reputation, and the advantage of expertise in the construction of modern and complex projects.

During the past five years, we have acted as subcontractors for some of the largest Japanese construction company like Kumagai Gumi, Kajima, Maeda. This has resulted in additional involvement in large projects overseas.

Government Regulation

Our operations are subject to compliance with requirements of local Vietnamese government agencies and authorities, including regulations concerning workplace safety, labor relations and disadvantaged businesses. Additionally, all of our operations are subject to local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. Certain environmental and other laws impose substantial penalties for non-compliance. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental and other laws.

While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our operations require operating permits granted by governmental agencies. We believe that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Environmental

The Company’s operations are subject to environmental regulation in Vietnam. Environmental legislation is still evolving in this jurisdiction and it is expected to evolve in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. If there are future changes in environmental regulation, they could impede our current and future business activities and negatively impact the profitability of operations.

Employees

The Company and its subsidiaries currently have approximately 3,000 employees (of which approximately 700 are engineers) located in Hanoi and throughout the country as well as a small number stationed in Australia. If and when the need arises, the Company intends to hire additional employees to meet the demand of a certain project.

The Company has always focused on building a dynamic and professional labor force by utilizing the following methods:

•	Regular salary adjustments commensurate with cost of living and inflation trends in the Vietnamese labor market.

•	Payment of incentive and performance bonuses.

•	Improvement of labor conditions for our workers.

•	Continuous professional training.

•	Building of a company culture through various activities, including company newsletters, and instill feelings of pride with the Company’s accomplishments.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company recently became subject to the filing and reporting requirements of the Exchange Act. These requirements include the filing of annual reports that will include audited financial statements and quarterly reports as well as reports that will be filed upon the occurrence of certain significant events. It is also subject to the proxy rules under the Exchange Act and its insiders will have to file reports disclosing their beneficial ownership of the Company’s securities. It is estimated that the annual cost of compliance with the Exchange Act reporting requirements will be approximately $100,000.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

Our auditors have issued a going concern opinion, which may make it more difficult for us to raise capital.

Our auditors have included a going concern opinion on our financial statements. At December 31, 2007, we had an accumulated deficit of $6,038,484 and a working capital deficit of $13,234,397. Our ability to continue as a going concern is dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that we can operate until such time that we resume generating positive cash flow from operations. If we are unable to continue as a going concern, it may be more diffcult to raise additional funding and you could lose your entire investment in us.

If we are unable to accurately estimate the overall risks or costs when we bid on a contract, we may achieve a lower than anticipated profit or incur a loss on the contract.

A substantial portion of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	on-site conditions that differ from those assumed in the original bid;

•	delays caused by weather conditions;

•	contract modifications creating unanticipated costs not covered by change orders;

•
changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

•	availability and skill level of workers in the geographic location of a project;

•	our suppliers’ or subcontractors’ failure to perform;

•	fraud or theft committed by our employees;

•	mechanical problems with our machinery or equipment;

•	citations issued by a governmental authority;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations; and

•	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

Many of our contracts with public sector customers contain provisions that attempt to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Our practice in many instances has been to supersede these terms with an agreement to obtain insurance covering both the customer and ourselves. In cases where insurance is not obtained, our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. If we are unable to obtain insurance, and if public sector customers seek to impose contractual risk-shifting provisions more aggressively, we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

Economic downturns or reductions in government funding of infrastructure projects, or the cancellation of significant contracts, could reduce our revenues and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Decreases in government funding of infrastructure projects could decrease the number of civil construction contracts available and limit our ability to obtain new contracts, which could reduce our revenues and profits.

Contracts that we enter into with governmental entities may usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A sudden cancellation of a contract or our debarment from the bidding process could cause our equipment and work crews to remain idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

Our operations are currently focused in Vietnam, and any adverse change to the economy or business environment in Vietnam could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in Vietnam. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in Vietnam generally, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.

Most contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we have. In addition, there are a number of national companies in our industry that are larger than us that, if they so desired, could establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Our dependence on subcontractors and suppliers of materials, including petroleum-based products, could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

We also rely on third-party suppliers to provide all of the materials, including aggregates, concrete, steel and pipe, for our contracts. We do not own any quarries, and there are no naturally occurring sources of aggregate in the Vietnam. We do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

Diesel fuel and other petroleum-based products are utilized to operate the equipment used in our construction contracts. Decreased supplies of those products relative to demand and other factors can cause an increase in their cost.

Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of that work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestones.

Our failure to meet schedule or performance requirements of our contracts could adversely affect us.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs being incurred, penalties and liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.

At any point in time, a substantial portion of our revenues may be derived from a limited number of large construction contracts. It is generally very difficult to predict whether and when new contracts will be offered for tender, as these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.

The uncertainty of the timing of contract awards may also present difficulties in matching the size of work crews with contract needs. In some cases, we may maintain and bear the cost of a ready work crew that is larger than currently required, in anticipation of future employee needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions such as prolonged or intense periods of rain, storms or flooding, delays in receiving material and equipment from suppliers and changes in the scope of work to be performed. Those delays, if they occur, could have an adverse effect on our operating results for a particular period.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the year ended December 31, 2007, Electricity of Vietnam accounted for approximately 65% of our revenues. The loss of business from this entity or any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

We may incur higher costs to acquire and maintain equipment necessary for our operations, and the market value of our equipment may decline.

We have traditionally owned most of the construction equipment used to build our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure (whether through acquisition or lease), the necessary equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts. In addition, our equipment requires continuous maintenance for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs.

The market value of our equipment may unexpectedly decline at a faster rate than anticipated. Such a decline would reduce the borrowing base under our construction business credit facility, thereby reducing the amount of credit available to us and impeding our ability to expand our business consistent with historical levels.

Unanticipated adverse weather conditions may cause delays, which could slow completion of our contracts and negatively affect our revenues and cash flow.

Because most of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions. Lengthy periods of wet weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the efficiencies, and hence, we may suffer reductions in the expected profit on contracts.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to the usual hazards associated with providing services on construction sites. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We self-insure our workers’ compensation claims, subject to stop-loss insurance coverage. We also maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for the contamination created not only by our own activities but also by the historical activities of others on our project sites or on properties that we acquire. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of those laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

Risks Associated with Equity Ownership of our Securities and Our Capital Structure

Insiders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other stockholders wanted such a change to occur.

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2007, in the aggregate, approximately 35,725,300 shares of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

We have a limited active public market for our common shares. We cannot assure you that a more active public market will ever develop, allowing you to sell large quantities of shares or all of your holdings. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

We do not meet the requirements for our stock to be quoted on NASDAQ, the American Stock Exchange or any other senior exchange and even if our securities quoted on the OTC Bulletin Board, the tradability in our securities will be limited under the penny stock regulations.

The liquidity of our securities may be restricted even after they are included for quotation in the OTC Bulleting Board, should our securities fall within the definition of a penny stock.

Under the rules of the Securities and Exchange Commission, if the price of our securities on the OTC Bulletin Board is below $5.00 per share, our securities will come within the definition of a "penny stock." As a result, it is possible that our securities may become subject to the "penny stock" rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

*Make a suitability determination prior to selling penny stock to the purchaser;

*Receive the purchaser's written consent to the transaction; and

*Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker/dealers to sell our securities, and may affect the ability to resell our securities.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We do not have a written stock option plan in place, which may create potential conflicts of interest for our management and may dilute or diminish the value of our common stock.

The options to purchase common stock that are outstanding or that may be issued in the future are not and may not be issued in accordance with a comprehensive written option plan. Management presents proposed grants of stock options to our Board of Directors for approval, and the terms of the options we grant are contracted between each recipient and the Company on a case-by-case basis. Therefore, our board may issue options on terms and in amounts not yet determined. These circumstances may create a conflict of interest with respect stock option recipients serving on the board. Furthermore, if more stock options are granted, the eventual exercise of those options will dilute the holdings of the current stockholders, and significant sales of stock issued upon the exercise of options could have a negative effect on our stock price.

Should our securities become eligible for inclusion for quotation on the OTC Bulletin Board, and should we then fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities an the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as we hope to be, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is traded on the "pink sheets" and could be subject to extreme volatility.

Our common stock is currently quoted on the "pink sheets," which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this prospectus, as well as our operating results, financial condition, announcements of construction projects, general conditions in Vietnam, Southeast Asia, overall country-wide development, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

Cavico’s principal executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647. These offices consist of approximately 200 square feet leased on a month to month basis for $2,000 per month. These offices are made available to Cavico under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc. Other services provided by Providential under the terms of that agreement include secretarial and receptionist services, office and computer equipment, and bookkeeping for the company’s U.S. operations. The agreement has a terms of two years, that is automatically renewable for one-year periods, unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the end of the agreement, or any renewal thereo.

Cavico's subsidiary, Cavico Vietnam, maintains its corporate headquarters in Hanoi, Vietnam, where it leases approximately 6,458 square feet of office space, and in other cities and townships throughout the country, where additional operations are conducted, equipment is maintained and stored, and research and/or development is conducted. Combined monthly lease payments for these locations amount to approximately $32,374.

The main property of the Company located in Vietnam consists of a complex of heavy plants and equipment.

The Company has land use rights for a period of 50 years with respect to 14,960 square feet of land in Hanoi. It intends to build an office building of 27 floors with a total of 280,000 square feet available to the Company and its subsidiaries. It also intends to rent some of the space to commercial tenants.

The Company has a long term land lease (70 years) in Son La consisting of an area of 160 hectares that it intends to convert into a new urban area, including office buildings, commercial centers, super markets, condominiums and apartment buildings. Vietnam does not recognize land ownership. Rather, parcels of land are leased from and land use rights are granted by the Government. In general, land use rights may be exercised by the user in accordance with the purpose for which the land was designated as specified in the certificate of land use, and includes the right to develop the land. Land use rights may be assigned, lease, sub-leased, bequeathed and mortgaged. Grantees of land use rights are also entitled to compensation in the event the State recovers the land prematurely.

The land use rights to the Son La parcel of land was granted to the Company in payment for its development of the Chieng Ngan 400 hectare urban area in Son La. The services provided include planning and building out of the local infrastructure. Provided we exercise the land use rights respecting this area in accordance with the government approved master plan, there are no restrictions on our land use rights. To date, the Company has not generated any revenues from this project.

The Company owns additional offices and dormitories totaling 121,922 square feet and workshops totaling 145,851 square feet at construction sites owned by the Company and its subsidiaries. These properties were built by the Company on sites recorded as Company property for use for a period of three to ten years depending on the life of the construction contracts/projects. Upon completion of the construction contracts, the Company may relinquish its right to the property or sell it to the project owner/local entities.

The following table contains a summary of the Company’s properties owned and leased on a long term basis by its subsidiaries in Vietnam in square feet.

Name of company	Long-term Land Leased	Office Lease in Hanoi	Offices Built at Sites	Workshops Built at Sites	Location
Cavico Vietnam Company Limited		6,458			Song Da Building,Pham Hung, Tu Liem, Ha Noi

Cavico Mining Construction Joint Stock Company		2,153	27,448	65,122	CT5 Building, My Dinh, Ha Noi

Cavico Trading Joint Stock Company		2,799			CT5 Building, My Dinh, Ha Noi

Cavico Bridge & Tunnel Construction Joint Stock Company		3,229	45,208	59,202	CT4 Building, My Dinh, Ha Noi

Cavico Vietnam Tower Joint Stock Company	14,960				My Dinh Area,Tu Liem, Ha Noi

Chieng Ngan Urban Area	17,222,257				Chieng Ngan,Thi xa Son La, Son La

Cavico Energy Construction Joint Stock Company		2,877	18,651	8,611	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Transportation Joint Stock Company		2,879	7,885	4,306	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Infrastructure Investment and Construction Joint Stock Company		3,132	8,708	4,306	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Hydropower Construction Joint Stock Company		2,124	14,022	4,306	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Power and Resource Joint Stock Company		2,842			Song Da Building,Pham Hung, My Dinh,Ha Noi

	17,237,217	28,493	121,922	145,851

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company may become subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
•  Approval of audited financial reports for the year ended December 31, 2006
•  Election of nine directors, including independent members on board of directors for one year term.
•  Approval of Audit Compliance Committee, Compensation Committee and Nominating and Corporate Governance Committee

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no trading market for our common stock. However, effective March 27, 2008, our common stock was cleared for an unpriced quotation on the OTC Bulletin Board under the Symbol CVIC.

Number of Stockholders

As of December 31, 2007, there were approximately 2,271 holders of record of our common stock.

Dividend Policy

Holders of the Company's Common Stock are entitled to receive dividends if and when declared by the Company’s Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company’s common stock.

The Company has not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans authorized.

Description of Securities

Our authorized capital consists of 300,000,000 shares of common stock, $.001 par value per share, of which 130,847,693 shares were issued and outstanding as of December 31, 2007, and 100,000,000 shares of Class B Preferred Stock, none of which are outstanding.

The following description is a summary and is qualified in its entirety by our Certificate of Incorporation and By-laws as currently in effect.

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this prospectus, we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

Holders of common stock are entitled to one vote for each share held of record. There are no cumulative voting rights in the election of directors. Thus the holders of more than 50% of the outstanding shares of common stock can elect all of our directors if they choose to do so.

The holders of our common stock have no preemptive, subscription, conversion or redemption rights. Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive our assets pro rata.

 ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007 (Audited)(1)	2006 (Audited)(2)	2005 (Audited)	2004 (Unaudited)(3)
Net sales	$37,850,606	$24,079,427	$22,566,306	$13,660,069
Income (loss) from operations	5,623,755	(218,727)	1,432,966	(1,334,269)
Net other income (expense)	4,910,171	1,024,530	(4,176,579)	(870,158)
Net income (loss)	6,806,632	446,828	(2,770,202)	(2,311,753)
Net income (loss ) per share	0.05	0.01	(0.09)	N/A

Total assets	$93,006,122	$52,773,751	$40,347,794	$34,312,136
Total liabilities	$75,976,475	$60,787,301	$50,892,824	$39,702,144

(1) During the year 2007, we acquired Cavico Energy, a new subsidiary. Also, the significant increase in other income is mostly from trading of Habubank shares..

(2) The significant increase in other income is mostly from trading of Habubank shares.

(3) Cavico Corp. was established in 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

Cavico Corp. (the “Company,” “Cavico” or “we”) was incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 10, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 5, 2006, the Company’s name was changed to Cavico Corp.

During 2007 and 2006, we acquired Cavico Vietnam Joint Stock Company, a corporation organized under the laws of Vietnam (“Cavico Vietnam”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of Cavico Vietnam occurred in multiple steps, as follows:

•
On April 18, 2006, we entered into an asset purchase agreement with Cavico Vietnam. Under the terms of the agreement, Cavico purchased all of the assets of Cavico Vietnam in consideration for the issuance to Cavico Vietnam of 79,000,000 shares of our common stock. Cavico Vietnam subsequently transferred 60,062,200 of these shares to the former shareholders of Cavico Vietnam in return for their shares of Cavico Vietnam stock. An additional 18,937,800 shares were deposited into a Cavico Vietnam bonus plan for that entity’s management, of which 4,937,800 shares were distributed to management in 2006.

•
Following our purchase of the Cavico Vietnam assets, and pending the grant of the requisite approval of the acquisition of Cavico Vietnam by a Vietnamese government agency as required under Vietnamese law, Cavico Vietnam continued to use the assets subject to our control. Government approval of the acquisition of Cavico Vietnam was granted in January 2007. Following the grant of this approval and our subsequent acquisition of Cavico Vietnam to become our wholly-owned subsidiary, all assets previously purchased from Cavico Vietnam by the Company in April 2006 were transferred back to Cavico Vietnam. Also, at that time, Cavico Vietnam changed its name to Cavico Vietnam Company Limited.

The transaction was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Cavico Vietnam obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with Cavico Vietnam being treated as the continuing entity. The historical financial statements to be presented are those of Cavico Vietnam, our wholly-owned subsidiary.

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Investment in Marketable Securities

Investments with original maturities of less than 90 days are considered cash equivalents, and all other investments are classified as short-term investments.

Inventories

Inventories are stated at the weighted-average method. Market value for raw materials is based on replacement cost and for work-in-process on net realizable value.

Accounts Receivable

We grant credit to customers within Vietnam and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries that we serve. Our main customers were project management units established by Electricity of Vietnam, which accounts for 64.83% of all accounts receivable. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. We follow the practice of capitalizing property and equipment purchased over $600.   The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from two to twenty five years.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2007, represents land costs, infrastructure and building expenditures.

Long-Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, investment securities, notes payable, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable and long-term debt are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

Revenue Recognition

Revenue from product and services are recognized at the time goods are shipped or services are provided and accepted by the customer, with an appropriate provision for returns and allowances.

We recognize revenues from construction contract, which includes engineering, using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contracted costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the ultimate acceptability of the project. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues are recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

Other Comprehensive Income

We have adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statement.

Foreign Currency Translation

We account for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”

Results of Operations

Results of Operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Revenue

We generated $37,850,606 in revenue during the year ended December 31, 2007 compared to $24,079,427 during the year ended December 31, 2006, mostly from construction and mining projects. Company’s revenue from mining construction decreased by $851,001 or 16% to $4,322,471 for the year ending December 31, 2007 from $5,173,472 for the year ending December 31, 2006. This was due principally to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s revenue from civil construction increased by $14,684,284 or 87% to $31,493,768 for the year ending December 31, 2007 from $16,809,484 for the year ending December 31, 2006. This is due to an increase in hydro power construction projects of $9,773,297 and revenue increase from civil construction of Cavico Energy (a new subsidiary) of $4,910,987. The Company’s revenue from other operations (leasing machinery and equipment, selling materials) decreased by $62,104 or 3% to $2,034,367 for the year ending December 31, 2007 from $2,096,471 for the year ending December 31, 2006.

Cost of production

Costs of Goods sold were $30,775,604 and $21,553,726 for the year ended December 31, 2007, and 2006, respectively. Cost of Goods sold includes capitalization of interest expenses of $3,045,638 and $1,200,969 for the year ended December 31, 2007 and 2006, respectively. The increase in capitalization of interest was due to new loans added in 2007.

Cost of Goods sold (without capitalization of interest expenses) increased by $7,377,009 or 36% to $27,729,766 for the year ending December 31, 2007 from $20,352,757 for the year ending December 31, 2006. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 11% to 73% for the year ended December 31, 2007 from 84% of sales for the year ended December 31, 2006.

Company’s cost of production from mining construction for the year ended December 31, 2007 was $2,682,428, of which as a percentage of sales decreased by 26% to 62% for the year ended December 31, 2007 from 88% of sales for the year ended December 31, 2006. Company’s cost of production from civil construction for the year ended December 31, 2007 was $25,578,389, of which as a percentage of sales decreases by 9% to 75% for the year ended December 31, 2007 from 84% of sales for the year ended December 31, 2006. The decrease of cost of production from mining construction and civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the year ended December 31, 2007 was $1,468,949, of which as a percentage of sales decreased by 9% to 72% for the year ended December 31, 2007 from 81% for the year ended December 31, 2006.

Gross Profit

The gross profit for the year ended December 31, 2007 was $7,075,001 or 19% of sales compared to $2,525,701 or 10% of sales for the year ended December 31, 2006. The increase in gross profit is due to an increase in sales by $13,771,179 in comparison to increase in cost of goods sold by $9,221,878 as described above.

Operating expenses

The company’s general and administration cost in 2007 was $4,414,382, compared to general and administration cost in 2006 of $2,720,071 with an increase of $1,694,311. The increase in general and administration cost was mainly resulted from our restructure of the whole system from Cavico Corp to the subsidiaries. In which:

•	Rent expenses increased by $144,015 to $364,148 for the year ended December 31, 2007 from $220,133 for the year ended December 31, 2006.

•	Payroll expenses increased by $683,446 to $1,627,870 for the year ended December 31, 2007 from $944,425 for the year ended December 31, 2006.

•	Other administration cost of Cavico Energy (a new subsidiary) of $166,013 was added for the year ended December 31, 2007.

•	Other administration cost of other subsidiaries increased by $400,837 to $1,956,350 for the year ended December 31, 2007 from $1,555,513 for the year ended December 31, 2006.

We believe that the Company’s restructuring will lead to greater efficiencies in production and management transparency. In addition, it will facilitate raising additional funds in connection with discrete projects, and enhance strategic partnering. We believe that as a result of these greater efficiencies, we will be able to reduce our expenses, which is expected to result in improved results of operations. However, to the extent that the restructuring results in our retaining minority interests in some of the subsidiaries only, the financial results of those subsidiaries may not be included in our results of our operations on a consolidated basis.

Other Income (expenses)

Other income (expenses) increased by $6,931,479 to $7,956,009 for the year ended December 31, 2007 from $1,024,530 for the year ended December 31, 2006. Other income includes gain from disposal of fixed assets and leased machinery of $119,986 for the year ended December 31, 2007 compared to $95,281 in 2006.. Other income also includes gain on sale of marketable securities of $9,684,686 for the year ended December 31, 2007 compared to $2,779,063 in 2006.We sold 1,897,985 shares of common stock of Habubank during the year ended December 31, 2007 and received $7,073,823 with a profit of $5,065,028. We sold shares of common stock of six subsidiaries to reduce the ownership in these entities from 100% to a range of 49% to 72% during the year ended December 31, 2007 and received $8,419,607 with a profit of $3,543,201. We sold 538,370 shares of common stock of Cavico Mining to reduce the ownership in this entity from 50 % to 39% and received $1,563,752 with a profit of $627,533. Income from sales of our investment at other subsidiaries was $448,924. The interest income during the year ended December 31, 2007 was $1,046,394 compared to $975,352 in 2006.

Interest expenses excluding capitalized interest decreased by $306,654 to $2,926,198 for the year ended December 31, 2007 from $3,232,852 for the year ended December 31, 2006.

Net Income

The Company had net income of $6,806,632 for the year ended December 31, 2007, compared to $446,828 for the year ended December 31, 2006. The increase of $6,359,804 was mainly due to the increase of $6,905,623 in gain on sale of marketable securities and increase in income from operation of $2,796,643. The increase in income was reduced by mainly increase in income tax of $2,683,951. The net income per share for the year ended December 31, 2007 was $0.05 compared to $0.01 for the year period ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $1,412,201 in cash, accounts receivable of $22,658,533, an inventory of $28,300,733 and net fixed assets of $24,855,535. Our current accounts receivable was increased by $12,529,601 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects and added receivable from Cavico Energy, which was newly acquired in 2007, of $2,765,199. Our inventory for the current year was increased by $10,167,736 from the prior year end. Our inventory increase was due to an increase in work in progress from new projects and inventory of $3,693,322 added from Cavico Energy, a new subsidiary acquired in 2007. The Company's total current liabilities as of December 31, 2007 were $67,318,832 which was increased by $14,154,272 from the prior year end.., The current liabilities were represented mainly accounts payable of $8,125,390, accrued expenses of $6,349,801, advances from customers of $5,485,539, and short term loans of $37,430,773. The amount of advances from customers was increased mainly due to A Luoi HP project for which we received approximately $5.46 million from the customer. Short-term loans were increased by $5,382,159 from the prior year end. This increase is mainly due to the added loans of $2,894,583 for Cavico Energy. At December 31, 2007, the Company's current liabilities exceeded current assets by $13,234,397.

Cash flows

The Company used cash of $3,985,229 in operating activities for the year ended December 31, 2007 while generated cash of $1,608,064 from operating activities for the year ended December 31, 2006. The major reasons are slow payments received from customers and increase in inventory to meet demands from construction projects.

In investing activities, the Company used net cash of $5,539,509 for the year ended December 31, 2007 in purchase of property, equipment and investments in other entities. The Company spent $8,641,203 for the purchase of fixed assets, which primary include for the purchase of vehicles, equipment and machinery amounting $9,367,374 and receipt of $726,171 from disposal of fixed assets. Also, the Company’s investments in other entities during the year 2007 increased by $12,054,906 and proceeds from sales of investment were$15,121,687. During the year ended December 31, 2006, the Company used cash of $6,856,555 in investing activities, such as procurement of property and equipment totaling $6,209,451and investment in other entities totaling $3,426,167 and received $2,779,063from sale of investment.

During the year ended December 31, 2007, the Company generated cash flows of $10,181,815 from financing activities, which included $9,116,721 from common shares issued, and $69,658,131 from loan proceeds and repayments for loans of $68,481,879. During the year ended December 31, 2006, the Company generated cash flows of $5,100,702 from financing activities including $42,064,934 in payments of loans and $46,851,772 from loan proceeds.

The Company generated net income of $6,806,632 and $446,828 for the year ended December 31, 2007 and 2006, respectively.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

During 2007, we sold a portion of ownership for some of our subsidiaries to raise funds for expanded operations. We believe that the restructuring of our business and availability of marketable securities is sufficient to meet our immediate operational needs.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Cavico Corp’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations are conducted in Vietnam.  All of our sales and purchases are conducted in Vietnamese Dong, which is the official currency of Vietnam.  As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in Dong.  However, we use the United States dollar for financial reporting purposes.   Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in Vietnam.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk, as our major customers are government related and have good payment records.  Our receivables are monitored regularly by our credit managers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAVICO CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
December 31, 2007 and 2006

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for Years Ended December 31, 2007 and 2006	F-3

Consolidated Statements of changes in Shareholder’s Equity (Deficit) and other comprehensive income (loss) for the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows Years Ended December 31, 2007 and 2006	F-5

Notes to Financial Statements	F-6 - F-19

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavico Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cavico Corp. and Subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavico Corp. and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raises doubts about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 14, 2008

/s/ Jaspers + Hall, PC

CAVICO CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 AND 2006

	2007	2006
ASSETS

Current Assets:
Cash	$1,412,201	$716,901
Accounts receivable, net	22,658,533	10,128,932
Inventory	28,300,733	18,132,997
Other current assets	1,712,968	908,251
Total Current Assets	54,084,435	29,887,081

Fixed Assets:
Construction in progress	3,195,654	2,021,172
Temporary housing assets	432,460	550,983
Machinery and equipment	20,671,611	13,848,607
Vehicles	12,666,344	8,677,747
Office equipment	687,092	490,054
	37,653,161	25,588,563
Less accumulated depreciation	(12,797,626)	(8,580,393)
Net Fixed Assets	24,855,535	17,008,170

Investments: held for resale	11,228,489	4,979,977

Other Assets:
Prepaid expenses	2,832,230	893,751
Other receivables	5,433	4,772
Total Other Assets	2,837,663	898,523

TOTAL ASSETS	$93,006,122	$52,773,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$10,722,479	$10,845,794
Accrued expenses	6,349,801	2,724,276
Advances from customers	5,485,539	1,130,357
Payable to employees	2,412,672	2,364,326
Short-term notes	36,978,572	30,298,858
Notes payable - current portion	4,892,604	3,926,719
Notes payable - related parties	452,201	1,749,756
Current portion of capital lease	24,964	124,474
Total Current Liabilities	67,318,832	53,164,560

Long-Term Debt:
Capital lease - long-term	39,243	41,708
Long-term debt	8,618,401	7,581,033
Total Long-Term Debt	8,657,643	7,622,741

TOTAL LIABILITIES	75,976,475	60,787,301

Minority interest in subsidiary	9,246,458	1,070,388

Stockholders' Equity (Deficit):
Preferred stock: $.001 par value - Class B, 100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 130,847,693 and 95,392,282 shares issued and outstanding, respectively	130,848	95,392
Shares committed to be issued	100,284	100,000
Additional paid-in capital	13,007,031	3,926,050
Subscription receivable	-	(15,000)
Accumulated deficit	(6,038,484)	(12,945,137)
Other comprehensive income (loss)	583,509	(245,243)
Total Stockholders' Equity (Deficit)	7,783,189	(9,083,938)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,006,122	$52,773,751

The accompanying notes are an integral part of these financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
Sales	$37,850,606	$24,079,427

Cost of Goods Sold	30,775,604	21,553,726

Gross Profit	7,075,001	2,525,701

Operating Expenses:
Selling expenses	82,703	24,357
General & administrative expenses	4,414,382	2,720,071
	4,497,085	2,744,428

Net Income(Loss) from operations	2,577,916	(218,727)

Other Income (Expenses):
Gain on disposal of assets	119,986	95,281
Other income	31,141	407,686
Gain on sales of marketable securities	9,684,686	2,779,063
Interest income	1,046,394	975,352
Interest expense	(2,926,198)	(3,232,852)
	7,956,009	1,024,530

Income before income taxes and minority interest	10,533,925	805,803

Income taxes	(2,941,959)	(258,008)

Income before minority interest	7,591,967	547,795

Minority interest in income of subsidiary	(785,335)	(100,967)

Net Income	$6,806,632	$446,828

Basic and diluted shares outstanding	129,358,134	79,060,529
Net Income per common share	$0.05	$0.01

The accompanying notes are an integral part of these financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

			Shares	Additional
	Common Stock		to be	Paid-in	Subscription	Accumulated	Comprehensive	Total
	Shares	Amount	issued	Capital	Receivable	Deficit	Income	Equity

Balance, December 31, 2005	30,954,100	$30,954	$-	$2,054,235	$-	$(12,100,894)	$(529,325)	$(10,545,030)

Dividends declared	23,201,118	28,740	-	1,262,331	-	(1,291,071)	-	-
Reverse merger acquisition - Cavico Corp	282,282	282	-	18,656	-	-	-	18,938
Unrealized gain on securities available for sale	-	-	-	-	-	-	410,727	410,727
Foreign currency adjustment	-	-	-	-	-	-	(126,645)	(126,645)
Shares issued for cash	13,156,982	7,608	-	480,648	(15,000)	-	-	473,256
Shares issued for services	8,860,000	8,860	-	79,740	-	-	-	88,600
Shares issued to management	14,000,000	14,000	-	(14,000)	-	-	-	-
Shares issued to officers/employees	4,937,800	4,938	-	44,440	-	-	-	49,378
Shares to be issued	-	-	100,000	-	-	-	-	100,000
Net income	-	-	-	-	-	446,828	-	446,828
Balance, December 31, 2006	95,392,282	95,392	100,000	3,926,050	(15,000)	(12,945,137)	(245,243)	(9,083,938)

Shares issued for cash	35,740,000	35,740	-	9,080,981	-	-	-	9,116,721
Shares returned and to be issued	(284,589)	(284)	284	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	38,223	38,223
Unrealized gain on securities available for sale	-	-	-	-	-	-	790,529	790,529
Acquisition of Cavico Energy	-	-	-	-	-	100,021	-	100,021
Cash received on subscription receivables					15,000			15,000
Net income	-	-	-	-	-	6,806,632	-	6,806,632
Balance, December 31, 2007	130,847,693	$130,848	$100,284	$13,007,031	$-	$(6,038,484)	$583,509	$7,783,189

The accompanying notes are an integral part of these financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net income	$6,806,632	$446,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,661,372	4,663,558
Change in provisions	(270,752)	-
Gain on disposal of assets	(119,986)	(95,282)
Gain on sale of marketable securities	(9,684,686)	(2,779,063)
Minority interests in net income	785,335	100,967
Stock issued for services	-	237,978
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,275,363)	(89,334)
Increase in inventory	(7,437,271)	(5,418,465)
Increase in other assets	(1,792,742)	(726,164)
Increase in accounts payables and accrued expenses	7,043,715	4,297,620
Increase in minority interest	6,298,517	969,421
Total adjustments	(10,791,861)	1,161,236
Net Cash Provided by (Used in) Operating Activities	(3,985,229)	1,608,064

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,641,203)	(6,209,451)
Cash brought in at acquisition of a subsidiary	34,913	-
Increase of investments in other entities	(12,054,906)	(3,426,167)
Proceeds from sales of investments	15,121,687	2,779,063
Net Cash Used in Investing Activities	(5,539,509)	(6,856,555)

Cash Flow From Financing Activities:
Proceeds from shares issued	9,116,721	473,266
Proceeds from subscription receivables	15,000	-
Proceeds from notes	66,423,183	43,852,662
Proceeds from notes - related parties	3,234,948	2,999,110
Payments of notes	(63,949,376)	(39,925,939)
Payments of notes - related parties	(4,532,503)	(2,138,995)
Payments of capital leases	(126,158)	(159,402)
Net Cash Provided By Financing Activities	10,181,815	5,100,702

Increase (Decrease) in Cash	657,077	(147,789)

Effect of foreign currency translation	38,223	(126,645)

Cash at Beginning of period	716,901	991,335

Cash at End of period	$1,412,201	$716,901

Supplemental Cash Flow Information:
Interest paid	$5,417,369	$4,983,149
Taxes paid	$500,366	$375,629

The accompanying notes are an integral part of these financial statements.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Notes 1-  GENERAL

The Company

Cavico Corp and Subsidiaries, (aka - Agent 155 Media Group, Inc.) (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in December 2004 the name was changed to Agent 155 Media Group, Inc. In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam. Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (“CVJSC”) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 18, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

The merger of Agent 155 Media Group, Inc. with “CVJSC” was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of “CVJSC” obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with “CVJSC” being treated as the continuing entity. The historical financial statements to be presented are those of “CVJSC”.

Cavico Vietnam Joint Stock Company in Hanoi, Vietnam.   Construction and Investment Vietnam Joint Stock Company’s main operations include the following: constructing power projects up to 35KV, shoveling mine soil and stone, constructing transport and irrigation works, industrial and civil construction, leasing machines and equipment, trading production and consumption materials, machines and equipment for construction, transport, irrigation, and power projects installation.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2007, the Company has an accumulated deficit of $6,038,484 and has a working capital deficit of $13,234,397. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

Management is taking following steps to address this situation: (a) reducing operating costs, (b) negotiating to replace the line of credits with an agreement more attractive terms and expand borrowing capacity; (c) raising equity capital on reasonable terms.

The future success of the Company is likely dependent on its ability to obtain additional capital to support growth and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Ltd, Cavico Bridge and Underground JSC, Cavico Mining and Construction JSC, Cavico Construction Trading JSC, Cavico Infrastructure Construction JSC, Cavico Power and Resources JSC, Cavico Transportation JSC, Cavico Hydropower Construction JSC and Energy Construction JSC. All significant intercompany accounts and transactions have been eliminated.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank and cash on hand. The total cash balance is insured by the state bank of Vietnam. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Investment in Marketable Securities

Investments with original maturities of less than 90 days are considered cash equivalents, and all other investments are classified as short-term investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale investments are stated at fair value with net unrealized gains or losses reported in stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value. Realized gains and losses, and declines in value judged to be other than temporary are included in interest income. The cost of securities sold is computed using the specific identification method.

Inventories

Inventories are stated at the weighted-average method. Market value for raw materials is based on replacement cost and for work-in-process on net realizable value.

Accounts Receivable

The Company grants credit to customers within the Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. The Company’s main customers were project management units established by Electricity of Vietnam, which accounts for 64.83% of total accounts receivable.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2007 and 2006, the Company had a reserve of $582,943 and $533,176 respectively.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The Company follows the practice of capitalizing property and equipment purchased over $600. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from two to twenty five years, and are as follows:

Temporary housing assets	5 years
Machinery and Equipment	5 to 7 years
Vehicles	3 to 10 years
Office Equipment	3-8 years

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Continued

Depreciation expense for the years ended December 31, 2007 and 2006 was $5,871,643 and $4,663,558 respectively.

The Company generated income from rental of vehicles. The vehicles on lease and held for leasing as of December 31, 2007 are as follows:

Equipment	$141,355
Vehicles	105,721
Less accumulated depreciation	(111,870)
Net	$135,206

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Contingent rentals included in income for the year ended December 31, 2007 and 2006 are $47,177 and $9,029, respectively.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2007 and 2006, represents land costs, infrastructure and building expenditures.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At December 31, 2007 and 2006, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, investment securities, notes payable, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable and long-term debt are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Concentration of Credit Risk

The Company invests its excess cash in government bonds and other highly liquid debt instrument of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to safely maintain an adequate level of liquidity.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Continued

Revenue Recognition

Revenue is recognized to the extent that it is probable and the revenue can be reliably measured. The following specific recognition criteria must be met before revenue is recognized:

Sale of finished goods: Sales revenue is recognized at the date when goods are delivered and accepted by the buyer, i.e. all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Rental income: The Company recognizes the equipment rental income when earned during rental period based on contract terms and conditions. The lessee is responsible for all expenses relating to the rented equipment incurred during the rent period.

Revenue from construction contract: For all construction contracts, revenue from construction contract is recorded when the amount of work finished for each project has been certified by the customer’s site engineer and evidenced by a Hand-over Minute and Summary of amount , which describes the details of work performed, prepared by the Company’s project engineer. The customer has to verify the specification and quantum of work done and the rates per the contract and approves the bill based on the physical verification.

The Company recognizes revenues from construction contract, which includes engineering service, using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contracted costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that the Company is responsibility for the ultimate acceptability of the project.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Construction contracts typically include a two to three year warranty period that is part of the construction contract. The purpose of the warranty is to remedy defects in construction service. Under the terms of the warranty, the contractor is required to remedy all defects resulting from the contractor’s work as well as certain consequential damages. The portion of revenue related to warranty ranges from 5% to 10% depending on each contract and is not recognized until the warranty period has expired. This warranty retention is kept by the customers until the end of warranty period. Based on the experience of the Company, the warranty costs do not exceed the retention amount. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statement. The Company’s unrealized gain of $38,223 and unrealized loss of $126,645 for the years ended December 31, 2007 and 2006 relates to the translation of financial statements from Vietnam Dong to US Dollars. The Company also recorded $790,529 and $410,727 unrealized gain on securities available for sale for the year ended December 31, 2007, and 2006, respectively.

Foreign Currency Translation

The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.”

Earning (Loss) Per Share of Common Stock

Net earning (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during 2007 and 2006.

NOTE 3-  INVENTORY

Inventories at December 31, 2007 and 2006 by major classification, were comprised of the following:

	2007	2006
Material and supplies	$3,319,788	$2,186,829
Work in progress	26,474,440	17,760,182
Reserve	(1,493,495)	(1,814,014)
Inventory - net	$28,300,733	$18,132,997

NOTE 4-  INVESTMENTS

The equity method of accounting is used when the company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

The Company’s investments in companies that are accounted for on the cost method of accounting consist of the following:
	2007	2006
1. Tour Zones Investment and Construction JSC	$83,778	$46,758
2. Energy Development and Investment JSC	251,156	194,264
3. Energy Construction JSC		149,626
4. Mai Son Cement Joint Stock Company	484,051	56,110
5. Van Chan Hydropower Company	31,029	31,172
6. Ha Tay Investment and Development JSC	14,894	2,494
7. Businessman Culture Development JSC	18,617	12,469
8. Vietnam Media and Financial JSC	100,118	3,117
9. Cavico Tower	823,675	144,950
10. Cavico Construction Machine JSC	15,514
11. VEC Tower JSC	129,701
12. Agribank Insurance JSC	248,231
13. Vietnam Industry Investment and Construction JSC	620,058
14. Dong Duong Financial JSC	5,585
15. Cavico PHI Cement JSC	160,730
16. Nam Viet Investment and Consulting JSC	93,087
17. Agromas II JSC	62,058
18. Sao Mai - Ben Dinh Petroleum Investment JSC	620,578
19. Cavico Industry and Technical Services JSC	18,813
20. Luong Son International Tourism Investment JSC	38,862
21. IDICO Industrial Zones Investment and Development JSC	9,309
22. Vietravico JSC	124,116
23. Cavico Thao Nguyen JSC	9,309
24. IDICO Long Son Petroleum Industrial Zone JSC	124,116
25. Cavico ManPower JSC	49,619
26. Cavico Stone and Mineral JSC	266,849
27. Nhan Tri JSC	9,309
28. Minh Viet JSC	46,543
29. Infrastructure Construction Material JSC	2,172
	$3,903,877	$640,960

Marketable Securities

Available-for-sale securities consisted of the following at December 31, 2007 and 2006:

	2007			Accumulated
Common Stock:	Number of shares	Cost	Fair Value	unrealized gain/loss
Habubank Bank Stock	2,488,896	$3,696,829	$3,696,829	-
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Power Development JSC	100,000	62,058	62,058	-
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,259,774	-
Government Bonds	8,450	5,244	5,244	-
Total Securities		$6,123,356	$7,324,612	-

	2006			Accumulated
Common Stock:	Number of shares	Cost	Fair Value	unrealized gain/loss

Habubank Bank Stock	2,303,750	$1,951,761	$1,951,761	-
Vinavico	451,200	635,697	1,046,424	410,727
Vietnam Power Development JSC	100,000	62,344	62,344	-
Vietnam Growth Investment Fund (VF2)	2,000,000	1,265,586	1,265,586	-
Prudential Life Insurance		7,634	7,634	-
Government Bonds	8,450	5,268	5,268	-
Total Securities	4,863,400	$3,928,290	$4,339,017	410,727

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities and are carried at their fair market value based on quoted market prices of the securities at December 31, 2007 and 2006. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

For the years ended December 31, 2007 and 2006, the Company recorded:

	2007	2006
Realized gains from sale of trading securities	$9,684,686	$2,779,063

Unrealized gains	790,529	410,727

NOTE 5-  CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through September 2011. Terms of the lease call for quarterly payments ranging from $1,842 to $25,709, at implicit rates of interest ranging from 12% to 13.2% per annum (the incremental borrowing rate). The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at December 31, 2007 are as follows:

2007

2008	$41,894
2009	14,636
2010	13,121
2011	4,841
2012
Total minimum lease payments	74,492

Less amount representing interest	(10,285)
Present value of net minimum lease payments	64,207
Less current portion	(24,964)
Long-term portion	$39,243

The following is an analysis of the equipment under capital leases as of December 31, 2007 and 2006, which is included in property and equipment:

	2007	2006
Equipment and vehicles	$538,728	$590,031
Less accumulated depreciation	(295,137)	(259,971)
Net	$243,591	$330,060

NOTE 6-  COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under an month-to-month operating lease that requires minimum monthly payments of $32,374. The leases requires the Company to pay property taxes and maintenance, and expires in September 15, 2008; December 31, 2008; October 25, 2009. For the year ended December 31, 2007, building rent expense was $364,148.

Litigation

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position.

NOTE 7-  NOTES PAYABLE - SHORT-TERM

Notes Payable consisted of the following at December 31, 2007 and 2006:

	2007	2006
Demand note payable, secured by deed of trust, annual interest rank from 10.2% to 13%, due to Hanoi Building Commercial Joint Stock Bank (Habubank)	$2,805,433	$7,669,072

Note payable, secured by machinery, equipment and deed of trust, annual interest rank from 12.6% to 13.32%, due to Military Commercial Joint Stock Bank	702,497	1,496,259

Note payable, secured by VF2 Fund Certificate, annual interest at 13.8%, due to North Asia Commercial Joint Stock Bank - Nghe An Branch	1,241,157	60,200

Note payable, secured by deed of trust, annual interest ranks from 11.4% to 12.36%, due to Tu Liem Branch - Agribank	3,300,157	2,268,453

Note payable, secured by machinery and equipment, annual interest at 12%, due to An Binh Rural Commercial Joint Stock Bank	-	87,282

Note payable, secured by deed of trust, annual interest rank from 11.4% to 12.6%, due to Agribank - Northern Hanoi Branch	12,190,737	4,473,165

Note payable, secured by deed of trust, annual interest at 12.36%, due to Agribank - Southern Hanoi Branch	1,005,683	1,207,926

Note payable, secured by deed of trust, annual interest rank from 11.4% to 12.36%, due to Agribank - Eastern Hanoi Branch	4,153,400	3,288,842

Note payable, secured by machinery and equipment, annual interest at 13.8%, due to BIVD - Thang Long Branch	-	100,143

Note payable, secured by machinery and equipment, annual interest at 13.2%, due to Saigon Commercial Joint Stock Company	-	356,040

Note payable, secured by deed of trust, annual interest at 13.2%, due to Son La - BIVD	258,347	461,347

Note payable, secured by deed of trust, annual interest at 12.36%, due to Hoang Mai - Agribank	1,706,359	2,176,936

Note payable, secured by machinery and equipment, annual interest rank from 14.4%, due to Phuong Dong Commercial JS Bank	1,458,359	-

Note payable, secured by deed of trust, annual interest rank from 12.6%, due to Vinashin Financial Company	3,009,805	-

Note payable, secured by deed of trust, annual interest at 0% due to Lung Lo Construction JSC	48,014	48,235

Note payable, secured by deed of trust, annual interest at 10.8%, due to Petroleum Financial Company	528,852	1,433,979

Note payable, secured by deed of trust, annual interest at 12%, due to Cavico Tower JSC	65,001	-

Note payable, secured by Habubank shares, annual interest at 14.4%, due to Ms Nguyen Thi Thuy An	1,117,041	1,898,940

Note payable, secured by deed of trust, annual interest at 0% interest, due to other individuals	3,387,730	3,272,039

Total Short-term Debt	$36,978,572	$30,298,858

 NOTE 8 -  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2007 and 2006:

	2007	2006
Note payable, secured by machinery and equipment, annual interest rank from 10.2% to 13.2%, due to Habubank	$3,092,450	$410,755

Note payable, secured by machinery and equipment, annual interest rank from 13.2% to 13.8% due to East Hanoi - Agribank	608,757	1,406,943

Note payable, secured by machinery and equipment, annual interest 11.4%, due to South Hanoi - Agribank	789,107	840,565

Note payable, secured by machinery and equipment, annual interest 14.16% due to Tu Liem - Agribank	124,116	2,665,092

Note payable, secured by machinery and equipment, annual interest at 10.5%, due to Incombank - Yen Vien Branch	163,833	503,797

Note payable, secured by machinery and equipment, interest rank from 13.2% to 14.16%, due to North Hanoi - Agribank	2,523,786	1,438,670

Note payable, secured by machinery and equipment, annual interest rank from EURBOR to 13.8%, due to Hoang Mai - Agribank	2,608,789	2,587,031

Note payable, secured by machinery and equipment, annual interest at 13.2%, due to Saigon Commercial JS Bank	414,340	832,504

Note payable, secured by machinery and equipment, annual interest at 14.4%, due to Son La - BIDV	116,607	148,691

Note payable, secured by deed of trust, annual interest at 5.4%, due to Son La Development Support Fund	286,478	287,799

Note payable, secured by machinery and equipment, annual interest at 11.52%, due to Petroleum Financial Company	224,219	315,354

Notes payable, secured by machinery and equipment, annual interest rank from 13.2% to 13.32%, due to Military Commercial Joint Stock Bank	1,528,354	22,444

Notes payable, secured by machinery and equipment, annual interest at 12%, due to North Asia Commercial Joint Stock bank	-	23,153

Notes payable, secured by machinery and equipment, annual interest at 12%, due to North Ha Noi - BIDV	963,984	-

Notes payable, secured by deed of trust, annual interest at 13.2%, due to VID Public Bank	15,514	-

Notes payable, secured by deed of trust, annual interest at 13.2%, due to Housing Development Bank	50,670	-

Notes payable, secured by machinery and equipment, annual interest at 12%, due to individuals		24,954

	13,511,005	11,507,752
Less current portion of long term debt	(4,892,604)	(3,926,719)
Total Long-term Debt	$8,618,401	$7,581,033

Future maturities on long-term debt are as follows as of December 31, 2007:

2008	$4,892,604
2009	4,360,613
2010	2,238,183
2011	1,164,400
2012	855,205
$13,511,005

NOTE 9 -  NOTES PAYABLE - RELATED PARTY

Notes payable to related party consisted of the following at December 31, 2007 and 2006:

	2007	2006
Note payable, secured by deed of trust, annual interest at 0%, due on demand, to Mr. Ha Quang Bui	$1,900	$128,035

Note payable, secured by deed of trust, annual interest at 14.4%, due on demand, to Mrs. Ty Thi Pham	421,993	1,246,883

Note payable, secured by deed of trust, annual interest at 12%, due on demand, to Mr. Hung Manh Tran	4,048	337,818

Note payable, secured by deed of trust, annual interest at 0%, due on demand, to Mr. Hai Thanh Tran	16,188	-

Note payable, secured by deed of trust, annual interest at 0%, due on demand, to Mr. Hieu Van Phan	4,036	-

Note payable, secured by deed of trust, annual interest at 0%, due on demand, to Mr. Giang Linh Bui	4,036	-

Note payable, unsecured, annual interest at 8%, due on demand, to Providential Holdings	-	37,020
	$452,201	$1,749,756

NOTE 10 -  STOCKHOLDERS’ EQUITY

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

On May 11, 2006, the Company effectuated a 300 for one reverse stock split.

During the year ended December 31,2007, the Company made the following transactions:

•	The company issued 32,740,000 common shares for cash amounting $9,116,721.

•	The company cancelled 284,589 shares issued to employees in Vietnam in order to re-issue to Cavico Vietnam.

•	The Company received $15,000 from subscription receivable.

During the year ended December 31, 2006, the Company made the following transactions:

•	The Company issued 13,156,982 shares of common stock for $ 488,266 cash received.

•	The Company issued 8,860,000 shares of common stock valued at $88,600 was issued for consulting services.

•	The Company issued 4,937,800 shares of common stock to officers for compensation valued of $49,378.

•	The Company issued 23,201,118 shares of common stock valued at $368,266 for dividends.

•	The Company issued 14,000,000 shares of common stock to Cavico JSC for the future use.

•	The Company issued 282,282 shares of common stock as a result of reverse merger after reverse split.

NOTE 11- INCOME TAX

Pursuant to the tax laws of Vietnam, general enterprises are subject to income tax at an effective rate of 28%. Each subsidiary files a separate tax return in Vietnam.

In addressing the reliability of deferred tax assets, management considers whether is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

The principal components of the Company’s income tax provision at December 31, 2007 and 2006 are as follows:

	2007	2006
Current Taxes:
Federal	$-	$-
State	-	-
Foreign	2,941,959	258,008
Total	$2,941,959	$258,008
Deferred Taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total	$-	$-

The principal components of the Company’s deferred tax assets at December 31, 2007 and 2006 are as follows:
	2007	2006
U.S. operations loss carry forward at statutory rate	$204,059	$108,451
Non-U.S. operations loss carry forward at statutory rate	66,849	229,566
Total	$270,908	$338,017
Less Valuation Allowance	(270,908)	(338,017)
Net Deferred Tax Assets	$-	$-

At December 31, 2007 and 2006, the Company had net operating loss carry forwards from US operation of approximately $510,147 and $271,128, respectively. Since the Internal Revenue Code limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company, the Company reserved 100% of the losses from US operation as this tax asset will not be realized.

At December 31, 2007 and 2006, the Company had net operating loss carry forwards from Vietnam of approximately $238,745 and $819,878, respectively, which will be available to offset future taxable income. These net operating loss carry forwards expire through year 2012. The Company has established a valuation allowance against its deferred tax asset, due to the uncertainty of the realization of the asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

NOTE 12- SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information” requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2007:

			Sales of
	Construction	Mining	Goods	Others		Unallocated		Total
Sales	$31,493,768	$4,322,471	$1,987,190		$47,177	$		$37,850,606
Operating income/(loss)	$3,108,578	$1,447,582	$205,214		$2,882		$(2,186,340)	$2,577,916
Total Assets	$56,326,779	$9,144,726	$2,373,984		$-		$25,160,633	$93,006,122
Capital Expenditure	$4,945,603	$194,530	$-		$-		$3,501,070	$8,641,203
Depreciation/Amortization	$3,642,327	$607,791	$22,701	$			$388,553	$4,661,372

Following is a summary of segment information for the year ended December 31, 2006

			Sales of
	Construction	Mining	Goods	Others	Unallocated	Total
Sales	$16,809,484	$5,173,472	$2,087,442	$9,029	$-	$24,079,427
Operating income/(loss)	$346,170	$446,173	$156,256	$1,074	$(1,168,400)	$(218,727)
Total Assets	$27,677,115	$9,306,045	$3,115,358	$-	$12,675,233	$52,773,751
Capital Expenditure	$4,990,735	$25,134	$-	$-	$1,193,582	$6,209,451
Depreciation/Amortization	$3,674,116	$583,986	$24,996	$-	$380,460	$4,663,558

NOTE 13-  NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statement No. 133 and in February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.. The Company has no new instruments impacted by SFAS 155

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company does not expect the adoption of this provision will have material effect on the financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. The Company does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company does not have any defined benefit plans, or other post-retirement plans. Therefore, the Company does not expect SFAS No. 158 to have any impact on the consolidated financial statements.In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the Board to expand the use of fair value measurement, consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement. However, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flow.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value will be limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(b) Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Current Position/Office	Position Held Since
Ha Quang Bui	43	CEO/Chairman	April 28, 2006
Hung Manh Tran	44	Executive Vice-President/Director	April 28, 2006
Hieu Van Phan	42	Vice-President/Director	April 28, 2006
Hai Thanh Tran	44	Vice-President/Director	April 28, 2006
Giang Linh Bui	35	Vice-President/Director	April 28, 2006
Madhava Rao Mankal	56	Director	October 2007
Tuan Duong Hoang	43	Director	May 2007
Thanh Binh Huynh	51	Director	May 2007
Timothy Pham	40	Vice-President/Director	April 28, 2006
Edward K. Chi	43	Chief Financial Officer	May 27, 2007

Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

Ha Quang Bui. From March 2001 to May 2003, Ha Quang Bui served as Vice President of Lung Lo Construction Company. From May 2003 to present, Ha Quang Bui served as chairman of the board of directors of Cavico Vietnam and as chairman of the board of directors of Cavico Tower Company. He is a director of Energy Investment Company and a director of Mai Son Concrete Company. Mr. Bui became the Chief Executive Officer, Chief Financial officer and Chairman of the Board of Directors of Cavico Corp. on April 28, 2006. He currently is CEO and Chairman of Cavico Corporation. He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hung Manh Tran. From March 2001 to March 2002, Hung Manh Tran served as president of an affiliate of Cavico. From 2002, he has been Vice President and Director of Cavico Vietnam. Hung Manh Tran has been a director and Executive Vice President of Cavico since 2006 and 2007, respectively (and Vice President from 2006 to 2007). In addition, he has been chairman of Cavico mining (since 2006), chairman of VFMC (since 2007), chairman of Luong son international tourism JSC (since 2007), director of v-power (since 2006), director of Cavico construction machinery (since 2007), and a director of Cavico Australia (since 2005). Hung Manh Tran graduated from Hanoi University in 1986 with a degree in nuclear physic. He also did course work in law at the same University during 1992-1996. Mr. Tran also holds a degree jn international trade from Hanoi International Trade University in 1991.

Hieu Van Phan . From 2001 to July 2003, Hieu Van Phan served as president of Power Installation Company. From July 2003 to present, Hieu Van Phan has been vice president and a director of Cavico Vietnam, and became a Vice-President and Director of Cavico Corp. on April 28, 2006. Hieu Van Phan is currently COO of Cavico Vietnam, chairman of the board of directors of Cavico Power Installation Construction Co. and a Director of CAVICO Mining and Energy Construction Co.. Hieu Van Phan graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hai Thanh Tran . From March 2001 to April 2002, Hai Thanh Tran worked as an assistant at the Planning Department of 25/3 Lung lo Construction Co - MOD. From April 2002 to July 2003, Hai Thanh Tran was president of Bridge and Underground Construction Cavico Company. From July 2003 to present, he has been a director and vice president of Cavico Vietnam, and on April 28, 2006, he became a Vice-President and Director of Cavico Corp and currently is CEO of Cavico Vietnam, chairman of the Board Director of CAVICO Hydropower Construction Co., He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Giang Linh Bui. From March 2001 to November 2002, Giang Linh Bui worked in the Projected Technology Department at Lung lo Construction Company.Giang Linh Bui is currently a director of Nam Chien Hydropower Company, Director of CAVICO PHI Cement Construction Co., and chairman of the Board Director of CAVICO Infrastructure Construction Co, and became a Vice-President and Director of Cavico Corp. on April 28, 2006. Mr. Bui is also a director of Cavico Vietnam. Giang Linh Bui graduated from Hanoi University of Architecture in 1994 with a degree in architecture.

Tuan Duong Hoang. Mr Hoang has been Professor of Education at The University of New South Wales, UNSW, Sydney, NSW 2052, Australia, since 2003. From 1999 to 2003, he was an associate professor in the Department of Electrical and Computer Engineering at the Toyota Technical Institute, Hiskata 2-12-2, Tenpaku, Nagoya, Japan. He holds a master degree and a Ph.D. from the University of Odessa in the Ukraine

Timothy Dac Pham . From 2002 through 2003, Mr. Pham was a registered representative at NT Securities in Chicago, Illinois. Through 2004, he worked as a registered representative at Golden Beneficial Securities Corp. Since that time he has worked as an independent consultant for Providential Holdings, Inc. and as a registered representative and life insurance agent for Richave Financial Inc. He has been our Vice President since June 2006. Mr. Pham graduated in 1991 from the University of California at Berkeley with a degree in Business Administration in the fields of Finance and Marketing.

Thanh Binh Huynh. Mr. Huynh has been Vice President of the Tuan Chao Joint Stock Company since 2003. From 2001 to 2003 he was a consultant at Edwards, Wynn & Associates LLP. During that same period he was also Chairman and President of Raycorp.com LLC. Mr. Huynh holds business administration degrees from institutions of higher learning in Russia, China and the United States.

Edward K. Chi . Mr. Chi has been our Chief Financial Officer since January 2007. He is also Managing Director of Tuan Chau Group, a Vietnamese based real estate development firm.   From January 2005 until March 2007, Mr. Chi was chief representative for SVLand Pte, Ltd. a Singapore based real estate consulting firm. From 2001 through 2004, he had been Chief Financial Officer and Administrator at the law firm of Edwards, Wynn & Associates

Madhava Rao Mankal has been a director since October 2007. He has been Chief Financial Officer and Secretary and a Director of Medina International Holdings, Inc., a manufacturer of boats. since November 2004. Also, Mr. Mankal has been Chief Financial Officer, Secretary and Treasurer of Genesis Companies Group, Inc., Company formed to develop Laser stripping equipment. Since March 2006. Mr. Mankal served as President of Force Protection Inc., manufacturer of mine detecting vehicles, from January 2002 to September 2003 and Chief Financial Officer from May 1999 until September 2003.  In addition, he served on the Board of Directors of that entity from December 2001 to September 30, 2004. He has over 28 years experience in finance and accounting and holds accounting certifications from India and the United States. He has Bachelor Degree in commerce from Bangalore University.

Messrs. Ha Quang Bui and Giang Linh Bui are brothers.

Employment Agreements

Each of our executives has entered into an employment agreement with us. Each agreement is on at will basis subject to termination upon 30 day notice. The executives are entitled to vacation and personal and sick days as well as standard health benefits and insurance available to all of our employees. Each agreement contains standard confidentiality provisions.

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Excutive Officer and Chairman	$75,398	*
Hung Manh Tran	Executive Vice-President/Director	$69,904	**
Hieu Van Phan	Vice-President/Director	$36,956	***
Hai Thanh Tran	Vice-President/Director	$48,685	***
Giang Linh Bui	Vice-President/Director	$53,276	***
Timothy Pham	Vice-President/Director	$50,000
Edward K. Chi	Chief Financial Officer	$50,000

* $70,000 payable by Cavico Corp and $5,398 payable by Cavico Vietnam.

** $30,000 payable by Cavico Corp and $39,904 payable by Cavico Vietnam.

*** Payable by Cavico Vietnam.

Committees of the Board

Our Board of Directors has established an Audit Committee, Compensation Committee and a Nominating Committee

The functions of the Audit Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; and (ii) to consider and review other matters relating to the financial and accounting affairs of the Company. The Audit Committee consists of Messrs. Madhava Rao Mankal (Chairman and considered independent under the Nasdaq rules), Hung Manh Tran and Timothy Dac Pham.

The functions of the Compensation Committee are: (i) reviewing and approving the amounts and types of compensation to be paid to the Company's executive officers and the non-employee directors; (ii) reviewing and approving all bonus and equity compensation to be paid to other Company employees; and (iii) administering the Company's stock-based compensation plans. The Compensation Committee consists of Messrs. Thanh Binh Huynh (Chairman and considered independent under the Nasdaq rules) and Hieu Van Phan.

The functions of the Nominating Committee are: (i) leading the search for, screening, evaluating and recommending to the Board qualified candidates or nominees for election or appointment as directors, consistent with the Board's Director Nomination Policy; (ii) recommending the number of members that shall serve on the Board; and (iii) reviewing the processes and performance of the Board in order to identify areas of concern or potential issues relating to Board and committee processes, performance and effectiveness and to assess and evaluate the overall effectiveness of individual directors. The Nominating Committee consists of Messrs. Tuan Duong Hoang (Chairman and considered independent under the Nasdaq rules), Giang Linh Bui and Hai Thanh Tran.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was filed previously with the Securities and Exchange Commission .

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission.  Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

During the most recent fiscal, no person was required to make filings under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s Chief Executive Officer for the periods indicated. Under the rules of the Securities and Exchange Commission no other individual is required to be included in the table.

SUMMARY COMPENSATION TABLE*

Name and principal position (a)	Year (b)	Salary ($) (c)		Stock Awards ($) (d)		Total ($) (j)
Ha Quang Bui Chief Executive Officer	2007	75,398		-		75,398
	2006	39,565	(1)	3,900	(1)	43,465	(1)

 * In accordance with the rules of the Securities and Exchange Commission, this table omits columns that are not relevant.

(1) Mr. Bui did not join the Company until April 2006. Amounts disclosed represent compensation actually earned. Compensation was paid in Vietnamese currency and, for purposes of disclosure translated into US Dollars using an exchange rate of 15.739 Vietnamese Dongs per US Dollar. As part of his compensation, the Company issued 390,000 shares to Mr. Bui valued at $0.01 per share, representing the price at which the Company’s shares were being sold to third parties in arm’s length transactions. The Company accounts for the issuance of equity instruments based on the fair value of services or fair value of the equity instruments at the time of issuance, whichever is more readily measurable.

To date, none of the Company's non-employee directors have received any compensation from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 2007 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the other executive officers; and (iv) all Directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of the Record Date through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class (1)
Cavico Vietnam Company Limited, Song Da Building, 6 Floor, Pham Hung Street My Dinh, Tu Liem, Ha Noi, Vietnam	14,085,900	(1)	10.7%

Ha Quang Bui Group 10, Ward Tu Lien, Tay Ho District, Ha Noi, Vietnam	24,971,700	(2)	19.1%

Hung Manh Tran 14A Alley 123A, Thuy Khue Street Thuy Khue Ward, Tay Ho District Ha Noi, Vietnam	16,997,500	(3)	13.0%

Hieu Van Phan No. 304, 24T2, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	16,178,000	(4)	12.4%

Hai Thanh Tran 34 Alley 178/1, Tay Son Square Trung Liet Ward, Dong Da District Ha Noi, Vietnam	16,484,800	(5)	12.6%

Timothy Dac Pham 14721 Wilson Street Midway City, CA 92647	305,000	(6)	*

Giang Linh Bui No. 1103, 17T1, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	16,589,500	(7)	12.7%

Tuan Duong Hoang 26 Warwick St., Killara, NSW 2071,Australia	542,400		*

Thanh Binh Huynh 262 Beach Road Bay Farm Island, CA 94502	-0-		N/A

Madhava Rao Mankal 7476 Sungold Ave. Corona, California 92880	-0-		N/A

Edward K. Chi 17011 Beach Boulevard, Suite 1230 Huntington Beach, Ca. 92647	-0-	N/A

All Officers and Directors as a group	35,725,300	27.3%

*   Less than one percent.

(1)	Based upon 130,847,693 shares outstanding as of December 31, 2007.

(2)	Includes 4,381,400 shares held by Mr. Bui’s wife. Also includes 14,085,900 shares held by Cavico Vietnam of which Mr. Bui is a director. Mr. Bui disclaims beneficial ownership in those shares.

(3)	Includes 252,000 shares held by Mr. Tran’s wife. Also includes 14,085,900 shares held by Cavico Vietnam of which Mr. Tran is a director. Mr. Tran disclaims beneficial ownership in those shares.

(4)	Includes 200,000 shares held by Mr. Phan’s wife. Also includes 14,085,900 shares held by Cavico Vietnam of which Mr. Phan is a director. Mr. Phan disclaims beneficial ownership in those shares.

(5)	Includes 367,300 shares held by Mr. Tran’s wife. Also includes 14,085,900 shares held by Cavico Vietnam of which Mr. Tran is a director. Mr. Tran disclaims beneficial ownership in those shares.

(6)	Shares held by Mr. Pham’s wife.

(7)	Includes 350,000 shares held by Mr. Bui’s wife. Also includes 14,085,900 shares held by Cavico Vietnam of which Mr. Bui is a director. Mr. Bui disclaims beneficial ownership in those shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the most recent fiscal year, we have engaged in the following transactions with the executive officers listed below:

Names	Relationship	Major transactions during the year	US$
Mr. Ha Quang Bui	Chief Executive Officer and Chairman	Repayment of loans principle	$125,445

Mr Hung Manh Tran	Executive Vice-President/Director	Repayment of loans principle	$331,951
		Loan interest charged	23,576

Mr. Hai Thanh Tran	Vice-President/Director	Loans obtained	$35,344
		Repayment of loans principle	38,654

Ms. Ty Thi Pham	Management Board Member of Cavico Vietnam	Loans obtained	$3,199,603
		Repayment of loans principle	4,018,106
		Loan interest charged	135,455

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Jaspers + Hall., Cavico’s independent auditors, for the audit of Cavico’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2007 and 2006 were $,92,500, and $73,500, respectively.

All Other Fees

The Company did not pay Jasper + Hall any non-audit fees for fiscal year 2007 or 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets                                                — December 31, 2007 and December 31, 2006.

Consolidated Statements of Operations                              — Fiscal years ended December 31, 2007 and December 31, 2006.

Consolidated Statements of Cash Flows                             — Fiscal years ended December 31, 2007and December 31, 2006.

Consolidated Statements of Changes in Owners’ Equity — Fiscal years ended December 31, 2007 and December 31, 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm (Jaspers + Hall)

Index to Exhibits

2.1	Asset Purchase Agreement, dated April 18, 2006*

3.1	Certificate of Incorporation*

3.2	Amendment to the Certificate of Incorporation*

3.2a	Amendment to Certificate of Incorporation*

3.3	Bylaws*

10.1	Employment Agreement dated May 21, 2007 between the Company and Edward K. Chi*

10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui*

10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui*

10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran*

10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan*

10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran*

10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham*

10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.*

14.1	Code of Ethics*

21	Subsidiaries*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement of Form 10-SB.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVICO CORP.

Date: March 27, 2008

By:  Ha Quang Bui

Ha Quang Bui, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cavico Corp. and in the capacities and on the date indicated.

Name	Title	Date
Ha Quang Bui	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2008

Hung Manh Tran	Director	March 27, 2008

Hieu Van Phan	Director	March 27, 2008

Hai Thanh Tran	Director	March 27, 2008

Giang Linh Bui	Director	March 27, 2008

Madhava Rao Mankal	Director	March 27, 2008

Tuan Duong Hoang	Director	March 27, 2008

Thanh Binh Huynh	Director	March 27, 2008

Timothy Pham	Director	March 27, 2008

Edward K. Chi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008