Form 10-Q
period 2008-03-31
Cavico Corp
filed 2008-05-20
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-52870

CAVICO CORP.
(Name of Issuer in its charter)

Delaware	20-4863704
(State of incorporation)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California	92647
Address of principal executive offices	(Zip Code)

Issuer's telephone number: 714-843-5456

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 130,847,693 as of March 31, 2008

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2008	Dec 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,135,780	$1,412,201
Investments, available for sale	7,549,910	7,257,310
Accounts receivable -trade- net	22,000,133	21,693,950
Inventory	3,880,413	3,144,450
Construction WIP	29,655,730	25,156,283
Advances-related parties	421,934	430,401
Other receivables-related parties	579,234	534,182
Other current assets	2,374,723	1,712,968
Total Current Assets	68,597,857	61,341,745

Fixed Assets:
Construction in progress	4,748,567	3,993,191
Temporary housing assets	436,632	432,460
Machinery and equipment	22,878,056	20,671,611
Vehicles	12,632,385	12,666,344
Office equipment	610,687	591,702
	41,306,327	38,355,308
Less accumulated depreciation	(14,023,817)	(12,775,704)
Net Fixed Assets	27,282,510	25,579,604

Investments in non-consolidated companies and joint ventures	3,226,149	2,585,636

Intangible Assets:
Goodwill	930,596	921,703
Trademark and software - net	229,767	234,198
Net Intangible Assets	1,160,363	1,155,901

Other Assets:
Prepaid expenses	1,864,780	1,910,527
Deposits	225,220	95,427
Other assets	274,909	272,282
Total Other Assets	2,364,909	2,278,236

TOTAL ASSETS	$102,631,789	$92,941,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable – trade	$9,056,344	$8,125,390
Accounts payable – others	2,366,284	2,597,089
Accrued expenses	6,359,996	6,349,801
Advances from customers	10,539,289	5,485,539
Payable to employees	1,532,375	2,412,672
Short-term notes	40,492,435	36,309,410
Notes payable - current portion	3,436,038	4,892,604
Notes payable - related parties	983,695	1,056,363
Current portion of capital lease obligations	11,680	24,964
Total Current Liabilities	74,778,136	67,253,832

Long-Term Debt:
Capital lease obligations – long-term	25,022	39,243
Long-term debt	10,113,374	8,618,400
Total Long-Term Debt	10,138,396	8,657,643

TOTAL LIABILITIES	84,916,532	75,911,475

Minority Interest in subsidiaries	9,548,630	9,246,458

Stockholders' Deficit:
Preferred stock:$.001 par value - Class B, 100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 130,847,693 shares issued and outstanding	130,848	130,848

Additional paid-in capital	13,107,315	13,107,315
Accumulated deficit	(5,977,175)	(6,038,484)
Other comprehensive income	905,638	583,509
Total Stockholders' Equity	8,166,626	7,783,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,631,789	$92,941,122

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Sales	$8,243,232	$4,807,231

Cost of Goods Sold	6,088,562	3,809,996

Gross Profit	2,154,670	997,235

Operating Expenses:
Selling expenses	13,684	-
General and administrative expenses	1,456,587	1,124,533
	1,470,271	1,124,533

Income (loss) from operations	684,399	(127,298)

Other Income(Expenses):
Gain on disposal of assets	51,473	-
Other expense	(7,777)	(17,721)
Gain on sales of marketable securities	-	1,518,519
Interest income	251,935	182,525
Interest expense	(508,374)	(605,983)
	(212,743)	1,077,340

Income before income taxes and minority interest	471,656	950,042

Income taxes	(206,078)	(439,422)

Income before minority interest	265,578	510,620

Minority interest in income of subsidiary	(204,269)	(51,993)

Net Income	$61,309	$458,627

Other comprehensive income:
Unrealized gain on marketable securities	234,164	1,225,958
Foreign currency translation adjustment	87,964	30,229
Comprehensive income	$383,437	$1,714,814

Per Share Information:
Weighted average number of common shares outstanding	130,870,755	124,201,682

Net income per common share	$0.00	$0.00

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( Unaudited )

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$61,309	$458,627
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	1,652,946	1,035,460
Gain from sale of fixed assets	(51,473)	-
Gain from other investment activities	-	(1,518,519)
Minority interest	204,269	51,993
Changes in assets and liabilities:
Increase in accounts receivable & other current assets	(994,527)	(2,222,040)
Increase in inventory	(735,963)	(132,028)
Increase in construction WIP	(4,499,447)	(2,563,315)
Decrease in other assets	36,802	37,427
Increase (decrease) in accounts payable and accrued expenses	4,742,163	(1,177,269)
Increase (decrease) in minority interest	97,903	(31,023)
Total adjustments	452,673	(6,519,314)
Net Cash Provided By (Used In)Operating Activities	$513,982	$(6,060,687)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,920,248)	(1,432,121)
Purchase of investments in nonconsolidated companies and joint venture	(1,238,923)	(603,939)
Proceeds from sale of fixed assets	120,693	-
Proceeds from interest and withdrawals of investments	-	1,518,519
Net Cash Used In Investing Activities	$(4,038,478)	$(517,541)

Cash Flows from Financing Activities:
Proceeds from shares issued	-	9,446,764
Proceeds from notes	15,313,282	14,824,220
Proceeds from notes - related parties	461,736	-
Payments of notes - related parties	(3,175)	-
Payments of notes - others	(11,622,449)	(16,715,762)
Payments of capital leases	(27,506)	(35,367)
Net Cash Provided By Financing Activities	$4,121,888	$7,519,855

Net Increase in Cash	597,392	941,627

Cash at Beginning of Period	1,412,201	716,901

Effects of fluctuations in foreign exchange rates	126,187	(2,280)

Cash at End of Period	$2,135,780	$1,656,248

Supplemental Information:
Interest paid	$1,558,789	$1,094,324
Income taxes paid	$3,045	$99,616

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company

Cavico Corp. and Subsidiaries, (aka -Agent 155 Media Group, Inc.) (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in December 2004 the name was changed to Agent 155 Media Group, Inc. In April 2006, the Company entered into an “Asset Purchase Agreement “ with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam. Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (“CVJSC”) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 18, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

The merger of Agent 155 Media Group, Inc. with “CVJSC” was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of “CVJSC” obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with “CVJSC” being treated as the continuing entity. The historical financial statements presented are those of “CVJSC”. CVJSC changed its name to Cavico Vietnam Company Limited.

Cavico Vietnam Company Limited,. a construction and investment company headquartered in Hanoi, Vietnam, has main operations including the following: constructing power projects, shoveling mine soil and stone, constructing transport and irrigation works, industrial and civil construction, leasing machines and equipment, trading production and consumption materials, machines and equipment for construction, transport, irrigation, and power projects installation.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (67% owned), Cavico Mining and Construction JSC (39% owned), Cavico Trading JSC(56% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(73% owned), and Cavico Energy Construction JSC (38% owned). Cavico Vietnam has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable.

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank and cash on hand. The total cash balance at commercial bank is insured by the State bank of Vietnam. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Investment in Marketable Securities

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale investments are stated at fair value with net unrealized gains or losses reported in stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value. Realized gains and losses, and declines in value judged to be other than temporary are included in other income. The cost of securities sold is computed using the specific identification method.

Inventories

Inventories are stated at the weighted-average method. For purpose of lower of cost or market, market value for raw materials is based on replacement cost and for work-in-process on net realizable value.

Accounts Receivable

The Company grants credit to customers within the Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. The Company’s main customers were project management units established by Electricity of Vietnam, a government entity, which accounts for 64.83% of all accounts receivable. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2008 and December 31, 2007, the Company had a reserve for doubtful accounts of $582,943.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The Company follows the practice of capitalizing property and equipment purchased over $600. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to ten years, and are as follows:

Temporary housing assets	5 years
Machinery and Equipment	5 to 7 years
Vehicles	3 to 10 years
Office Equipment	3 to 8 years

Depreciation expense for the three-months ended March 31, 2008 and 2007 was $1,652,946 and $1,035,460 respectively.

The Company generated income from rental of vehicles and other assets. Assets on lease and held for leasing as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Equipment	$142,719	$141,355
Vehicles	106,740	105,721
Less accumulated depreciation	(121,858)	(111,870)
Net	$127,601	$135,206

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the periods ended March 31, 2008 and 2007 are $13,688 and $12,030, respectively.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at March 31, 2008 and December 31,2007, represents land costs, infrastructure and building construction expenditures.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the carrying amount of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At March 31, 2008 and December 31, 2007, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At March 31, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes various approaches to measure fair value for available- for-sale securities.

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

March 31, 2008	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$2,207,905	$3,898,647	$1,443,358	$7,549,910

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

The Company invests its excess cash in government bonds and other highly liquid debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to safely maintain an adequate level of liquidity.

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

Revenue from construction contracts: For all construction contracts, revenue from construction contracts are recorded when the amount of work finished for each project has been certified by the customer’s site engineer and evidenced by a Hand-over Minute and Summary of amount , which describes the details of work performed, prepared by the Company’s project engineer. The customer has to verify the specification and quality of work done and the rates per the contract and approves the bill based on the physical verification.

The Company recognizes revenues from construction contracts, which include engineering services, using the percentage-of-completion method, based primarily on work completed to date compared with total estimated contracted price. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that the Company is responsible for the ultimate acceptability of the project.

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

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized gain of $87,964 and $30,229 for the three month ended March 31, 2008 and 2007, respectively relates to the translation of financial statements from Vietnam Dong to US Dollars. The Company also recorded an unrealized gain of $234,164 and unrealized gain of $1,225,958 on investment available for sale for the three month ended March 31, 2008, and 2007, respectively.

Foreign Currency Translation

As of March 31, 2008, the accounts of the Company were maintained, and the financial statements were expressed in Vietnamese Dong (VD). The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52) “Foreign Currency Translation,” with the VD as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity and intercompany balances are translated at the historical rates and statements of operations and statements of cash flows items are translated at the weighted average exchange rate for the 3 month period.

Earning (Loss) Per Share of Common Stock

Net earning (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during three-months ended March 31, 2008 and 2007.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will become effective beginning with the first quarter of 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 will become effective beginning with the first quarter of 2009.The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

NOTE 3 - INVENTORY

Inventories at March 31, 2008 and December 31, 2007 by major classifications, were comprised of the following:-

	March 31, 2008	December 31, 2007
Goods in transit	$511,269	$234,142
Material and supplies	3,046,736	2,651,619
Tools, instruments	21,241	17,181
Merchandises	475,707	416,056
Goods on consignment	798
Reserve	(175,338)	(174,548)
Inventory - net	$3,880,413	$$3,144,450

NOTE 4 - OTHER CURRENT ASSETS

Other current assets at March 31, 2008 and December 31, 2007 by major classifications were comprised of the following:

	March 31, 2008	December 31, 2007
Prepaid loan interest	$445,246	$96,506
Tools and supplies	890,434	837,376
Other prepaid expenses	289,290	317,369
Deductible Value Added Tax	396,005	117,966
Short-term investments	353,748	343,751
TOTAL	$2,374,723	$1,712,968

NOTE 5 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

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

Investment in companies;

The Company’s investments in companies that are accounted for on the cost ( indicated ‘C’) and equity (indicated ‘E’) method of accounting at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
1. Agriculture Construction Corporation (‘C’)	$62,657	$62,058
2. Tour Zones Investment and Construction JSC * (‘C’)	618,698	83,778
3. Vietnam Power Investment and Development JSC (‘C’) *	253,579	251,156
4. Mai Son Cement Joint Stock Company (‘E’)	488,722	484,051
5. Van Chan Hydropower Company (‘C’)	31,328	31,029
6. Ha Tay Investment and Development JSC (‘E’)	15,038	14,894
7. Businessman Culture Development JSC (‘E’)	31,328	18,617
8. Vietnam Media Financial JSC	113,615	100,118
9. VEC Tower JSC (‘E’)	130,952	129,701
10. Agribank Insurance (‘C’)	250,627	248,231
11. Vietnam Industry Investment and Construction JSC (‘C’)	62,657	62,058
12. Dong Duong Finance JSC (‘C’)	5,639	5,585
13. Nam Viet Investment and Consultant JSC (‘C’)	112,782	93,087
14. Sao Mai-Ben Dinh Petrolium Investment JSC (‘C’)	626,566	620,578
15. IDICO Industry Zone Investment Development JSC (‘C’)	9,398	9,309
16. Vietravico JSC (‘E’)	125,313	124,116
17. Vietnam Power Development JSC (‘C’)	62,657	62,058
18. IDICO Long Son Petrolium Industry Zone Investment (‘C’)	125,313	124,116
19. Nhan Tri JSC (‘C’)	9,398	9,309
20. Minh Viet JSC (‘C’)	78,321	46,543
21. North and South Investment Development JSC (‘C’)	6,266	-
22. Government Bonds (‘C’)	5,294	5,244
TOTAL	$3,226,149	$2,585,636
*Related entity by common director.

NOTE 6- INVESTMENT, AVAILABLE FOR SALE

Available- for- sale securities consisted of the following at March 31, 2008:

	At March 31, 2008
Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/loss
Habubank Stock	2,488,896	$3,732,500	$3,898,647	$166,147
Vinavico	752,000	1,110,060	2,207,905	1,097,845
Vietnam Growth Investment Fund (VF2)	2,000,000	1,271,930	1,443,358	171,428
Total Securities		$6,114,490	$7,549,910	$1,435,420

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January 1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities at March 31, 2008 or price in exchange hand market. VF2 securities were measured by the bank inspector. Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities . For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Available-for-sale securities consisted of the following at December 31, 2007:

	At December 31, 2007
Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/loss
Habubank Stock	2,488,896	$3,696,829	$3,696,829	$-
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,259,774	-
Total Securities		$6,056,054	$7,257,310	$1,201,256

NOTE 7- CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through July 2011. Terms of the lease call for quarterly payments of $1,804 and $2,154 at implicit interest rates of 12.6% and 13.2% per annum (the incremental borrowing rate). The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at March 31, 2008 are as follows:

2008	$15,933
2009	14,396
2010	11,474
2011	3,206
2012	-

Total minimum lease payments	45,009
Less: amount representing interest	(8,307)

Present value of net minimum lease payments	36,702
Less: current portion	(11,680)

Long-term portion	$25,022

The following is an analysis of the equipment under capital leases as of March 31, 2008, which is included in property and equipment:-

Equipment and vehicles	61,950
Less accumulated depreciation	(11,949)

Net	$50,001

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of $32,481. The leases, which require the Company to pay property taxes and maintenance, expire on September 15, 2008, December 31, 2008 and October 25, 2009. For the three-months ended March 31, 2008, building rent expense was $97,442.

NOTE 9 - NOTES PAYABLE – SHORT-TERM

Notes payable consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Notes payable to Hanoi Building Commercial Joint Stock Bank (Habubank), secured by deed of trust, annual interest rates from 10.2% to 13%, matures on September 2, 2008, and December 13, 2008	$3,839,725	$2,805,433

Notes payable to Habubank, secured by machinery and equipment, annual interest rates from 10.2% , matures on April 30, 2008	16,291	-

Notes payable to East Hanoi – Agribank, secured by machinery and equipment, annual interest rates from 13.2% to 13.8%, matures on April 25, 2008, May 31, 2008, June 30, 2008 and October 31, 2008	392,005	-

Notes payable to Tu Liem – Agribank, secured by machinery and equipment, annual interest 14.16%, matures on October 12, 2008	93,985	-

Notes payable to Military Commercial Joint Stock Bank, secured by machinery, equipment and deed of trust, annual interest rates from 12.6% to 13.32%, matures on April 25, 2008, September 28, 2008 and December 28, 2008	1,201,743	702,497

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest at 13.8%, matures on March 31, 2008	1,253,133	1,241,157

Notes payable to Tu Liem Branch – Agribank, secured by deed of trust, annual interest rates from 11.4% to 12.36%, matures from September 17, 2008 to February 4, 2009	3,999,683	3,300,157

Notes payable to Agribank - Northern Hanoi Branch, secured by deed of trust, annual interest rates from 11.4% to 12.6%, matures from April 7, 2008 to March 21, 2009	13,448,940	12,190,737

Notes payable to North Hanoi – Agribank, secured by machinery and equipment, interest rate 14.16%, matures from September 28,2008	4,130	-

Note payable to Agribank - Southern Hanoi Branch, secured by deed of trust, annual interest at 12.36%, matures on August 3, 2008	590,562	1,005,683

Notes payable to Agribank - Eastern Hanoi Branch, secured by deed of trust, annual interest rates from 11.4% to 12.36%, matures on April 13, 2008, June 18, 2008 and December 28, 2008	4,134,344	4,153,400

Notes payable to Son La - BIVD, secured by deed of trust, annual interest at 13.2%, matures from May 30, 2008 to November 7, 2008	295,399	258,347

Notes payable to Hoang Mai – Agribank, secured by deed of trust, annual interest at 12.36%, matures on October 13, 2008	1,633,980	1,706,359

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate from 14.4%, matures on April 30, 2008	1,472,431	1,458,359

Notes payable to Vinashin Financial Company, secured by deed of trust, annual interest rate from 12.6%, matures on April 30, 2008	2,036,341	3,009,805

Notes payable to Lung Lo Construction JSC, secured by deed of trust, annual interest at 0%, maatures on December 31, 2008	48,477	48,014

Notes payable to Petroleum Financial Company, secured by deed of trust, annual interest at 10.8%, matures on April 30, 2008	533,955	528,852

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest at 14.4%, matures on December 31, 2008	939,950	1,117,041

Notes payable to various individuals, secured by deed of trust, annual interest rates from 12% to 16.8%, matures on December 31, 2008	4,557,361	2,783,568

Total Short-term Debt	$40,492,435	$36,309,410

NOTE 10 - LONG-TERM DEBTS

Long-term debt consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Notes payable to Habubank, secured by machinery and equipment, annual interest rates from 10.2% to 13.2%, matures on, January 24, 2009, September 5, 2009 and August 7, 2011	$2,887,144	$3,092,450

Notes payable to East Hanoi – Agribank, secured by machinery and equipment, annual interest rates from 13.2% to 13.8%, matures on April 25, 2008, May 31, 2008, June 30, 2008 and October 31, 2008	-	608,757

Notes payable to South Hanoi – Agribank, secured by machinery and equipment, annual interest 11.4%, matures on December 17, 2009	796,721	789,107

Notes payable to Tu Liem – Agribank, secured by machinery and equipment, annual interest 14.16%, matures on October 12, 2008	-	124,116

Notes payable to Incombank-Yem Vien Branch, secured by machinery and equipment, annual interest 10.5%	-	163,833

Notes payable to North Hanoi – Agribank, secured by machinery and equipment, interest rates from 13.2% to 14.16%, matures from January 18, 2010 to November 14, 2012	3,437,726	2,523,786

Notes payable to Hoang Mai – Agribank, secured by machinery and equipment, annual interest rate from EURBOR to 13.8%, matures on September 7, 2011, December 13, 2011	2,888,493	2,608,789

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest at 13.2%, matures on November 1, 2009	313,754	414,340

Notes payable to Son La - BIDV, secured by machinery and equipment, annual interest at 14.4%, matures on August 8, 2010	117,732	116,607

Notes payable to Son La Development Support Fund, secured by deed of trust, annual interest at 5.4%, maturity on February 28, 2011	289,242	286,478

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest at 11.52%, matures on March 18, 2010	181,106	224,219

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates from 13.2% to 13.32%, matures on October 17, 2010, December 19, 2010	1,714,459	1,528,354

Notes payable to North Ha Noi – BIDV , secured by machinery and equipment, annual interest at 12%, matures on June 30, 2012	860,503	963,984

Notes payable to VID Public Bank, secured by deed of trust, annual interest at 13.2%, matures on June 9, 2010	14,098	15,514

Notes payable to Housing Development Bank, secured by deed of trust, annual interest at 13.2%, matures on September 14, 2012	48,434	50,670

	13,549,412	13,511,005
Less current portion of long term debt	(3,436,038)	(4,892,604)
Total Long-term Debt	$10,113,374	$8,618,401

Future maturities on long-term debt are as follows as of March 31, 2008:

2009	$3,942,449
2010	4,544,892
2011	3,567,106
2012	1,895,857
2013	105,519
$14,055,823

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable amounting $579,231 and $534,182 and advances of $421,934 and $430,401 from various officers and directors of the Company as of March 31, 2008 and December 31, 2007, respectively.
The Company had loans payable to officers and directors of $983,695 and $1,056,363 as of March 31, 2008 and December 31, 2007, respectively. These loans were unsecured, due on demand.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 5). These entities share common director with the Company.

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

During the three month ended March 31,2008, the Company reserved 299,800 shares of its common stock for future issuance to employees.

NOTE 13- SEGMENT REPORTING

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

Following is a summary of segment information for the three month period ended March 31, 2008:

			Sales of
	Construction	Mining	Goods	Others	Unallocated		Total
Sales	$6,941,110	$909,087	$379,348	$13,688	$		$8,243,232
Operating income/(loss)	952,922	161,993	155,234	1,789		(587,539)	684,399
Total Assets	60,325,622	12,100,138	2,540,163	-		27,665,866	102,631,789
Capital Expenditure	2,540,053	85,786	-	-		173,717	2,799,555
Depreciation/Amortization	1,379,000	192,010	4,965			76,972	1,652,946

NOTE 14– SUBSEQUENT EVENTS

On April 16, 2008, the Company issued 50,000 shares of common stock for legal services and 50,000 shares to its independent director for consulting services. These shares were valued at $75,000 in total.

Effective April 1, 2008, the Company engaged CCG Investor Relations, Inc. to assist in the execution of its investor relations strategy for a period of 12 months. The Company agreed to pay $7,500 per month for these services .

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2007 and 2006, we acquired Cavico Vietnam Joint Stock Company, a corporation organized under the laws of Vietnam (“CVJSC”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of CVJSC occurred in multiple steps, as follows:

•
On April 18, 2006, we entered into an asset purchase agreement with CVJSC. Under the terms of the agreement, Cavico purchased all of the assets of CVJSC in consideration for the issuance to CVJSCof 79,000,000 shares of our common stock. CVJSCsubsequently transferred 60,062,200 of these shares to the former shareholders of CVJSCin return for their shares of CVJSCstock. An additional 18,937,800 shares were deposited into a CVJSCbonus plan for that entity’s management, of which 4,937,800 shares were distributed to management in 2006.

•
Following our purchase of the CVJSC assets, and pending the grant of the requisite approval of the acquisition of CVJSC by a Vietnamese government agency as required under Vietnamese law, CVJSC continued to use the assets subject to our control. Government approval of the acquisition of CVJSC was granted in January 2007. Following the grant of this approval and our subsequent acquisition of CVJSC to become our wholly-owned subsidiary, all assets previously purchased from CVJSC by the Company in April 2006 were transferred back to CVJSC. Also, at that time, CVJSC changed its name to Cavico Vietnam Company Limited.

The transaction was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Cavico Vietnam Company Limited obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with Cavico Vietnam Company Limited being treated as the continuing entity. The historical financial statements to be presented are those of Cavico Vietnam Company Limited, our wholly-owned subsidiary.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (67% owned), Cavico Mining and Construction JSC (39% owned), Cavico Trading JSC(56% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(73 % owned), and Energy Construction JSC (38% owned). Cavico Vietnam Company has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Other Comprehensive Income

We have adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.

Foreign Currency Translation

We account for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the income statement.

Results of Operations

Results of operations for the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007.

Revenue

We generated $8,243,232 in revenue during the three-month ended March 31, 2008 compared to $4,807,231 during the three-month ended March 31, 2007, mostly from construction and mining projects. Company’s revenue from mining construction decreased by $178,434 or 16% to $909,087 for the three-months ending March 31, 2008 from $1,087,520 for the three-months ending March 31, 2007. This was due principally to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s revenue from civil construction increased by $3,337,876 or 93% to $6,941,110 for the three-months ending March 31, 2008 from $3,603,234 for the three-months ending March 31, 2007. This is due to an increase in hydro power construction projects of $1,964,424 and revenue increase from civil construction of Cavico Energy (a new subsidiary) of $1,373,452. The Company’s revenue from other operations (leasing machinery and equipment, selling materials) increased by $276,559 or 237% to $393,036 for the three-month period ending March 31, 2008 from $116,477 for the three-month period ending March 31, 2007.

Cost of production

Costs of Goods sold were $6,088,562 and $3,809,996 for the three-months ended March 31, 2008, and 2007, respectively. Cost of Goods sold includes capitalization of interest expenses of $589,190 and $294,308 for the three-month ended March 31, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in three-months of 2008.

Cost of Goods sold (without capitalization of interest expenses) increased by $1,983,684 or 56% to $5,499,372 for the three-month period ending March 31, 2008 from $3,515,688 for the three-months period ending March 31, 2007. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 6% to 67% for the three-month ended March 31, 2008 from 73% of sales for the three-month ended March 31, 2007.

Company’s cost of production from mining construction for the three-month ended March 31, 2008 was $672,724, of which as a percentage of sales decreased by 4% to 74% for the three-month ended March 31, 2008 from 78% of sales for the three-month ended March 31, 2007. Company’s cost of production from civil construction for the three-month ended March 31, 2008 was $5,267,564, of which as a percentage of sales decreases by 5% to 76% for the three-month ended March 31, 2008 from 81% of sales for the three-month ended March 31, 2007. The decrease of cost of production from mining construction and civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the three-month ended March 31, 2008 was $148,274, of which as a percentage of sales increased by 1% to 38% for the three-month ended March 31, 2008 from 37% for the three-month ended March 31, 2007.

Gross Profit

The gross profit for the three-month ended March 31, 2008 was $2,154,670 or 26% of sales compared to $997,235 or 21% of sales for the three-month ended March 31, 2007. The increase in gross profit is due to an increase in sales by $3,436,001 in comparison to increase in cost of goods sold by $2,278,566 as described above.

Operating expenses

The company’s general and administration cost for the three-month ended March 31, 2008 was $1,456,587, compared to $1,124,533 for the same quarter in 2007, with an increase of $332,054. The increase in general and administration cost was mainly resulted from our restructure of the whole system from Cavico Corp to the subsidiaries. In which:

•	Rent expenses increased by $24,569 to $97,442 for the three-month ended March 31, 2008 from $72,873 for the same period in 2007.

•	Payroll expenses increased by $128,089 to $557,964 for the three-month ended March 31, 2008 from $429,875 for the same period in 2007.

•	Other administration cost of Cavico Energy (a new subsidiary) of $87,752 was added for the three-month ended March 31, 2008.

•	Other administration cost of other subsidiaries increased by $91,644 to $713,429 for the three-month ended March 31, 2008 from $621,785 for the same period in 2007.

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

Other Income (expenses)

The total other income (expenses) decreased by $1,290,083 to $212,743 as expenses for the three-month period ended March 31, 2008 from $1,077,340 as income for the three-months ended March 31, 2007. This decrease is mainly due to gain on sale of marketable securities of $1,518,519 for the three-months period ended March 31, 2007 compared to none in 2008. Other income also includes gain from disposal of fixed assets of $51,473 for the three-months period ended March 31, 2008 compared to $0 in 2007. The investment income during the three-months period ended March 31, 2008 was $251,935 compared to $182,525 for the same period in 2007. Interest expenses excluding capitalized interest decreased by $97,609 to $508,374 for the three-months period ended March 31, 2008 from $605,983 for the same quarter in 2007.

Net Income

The Company had net income of $61,309 for the three-months period ended March 31, 2008, compared to $458,627 for the same period in 2007. The decrease of $397,318 was mainly due to the decrease of $1,518,519 in gain on sale of marketable securities which was offset by an increase in income from operation of $811,697. The net income per share was $0.00 for the three-month ended March 31, 2008 and 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $2,135,780 in cash, accounts receivable of $22,000,133, an inventory of $3,880,413, construction work in progress of $29,655,730, investment available for sale of $7,549,910 and net fixed assets of $27,282,510. Our current accounts receivable was increased by $306,183 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects.Our inventory for the three-month ended March 31, 2008 was increased by $735,963 and construction work in progress increased by $4,499,437 from the prior year end. These increases were due to an increase in work in progress from new projects. The Company's total current liabilities as of March 31, 2008 were $74,778,136 which was increased by $7,524,3304 from the prior year end. The current liabilities were represented mainly accounts payable of $11,422,628, accrued expenses of $6,359,995, advances from customers of $10,539,289, and totalcurrent loans of $44,912,168. The amount of advances from customers was increased mainly due to Damb’ri HP project for which we received approximately $3.04 million and Nam Chien HP project for which we received approximately $0.5 million from the customer. Short-term loans were increased by $2,588,791 from the prior year end. This increase is mainly due to an increase from new projects as A Luoi HP, Nam Chien HP, ... At March 31, 2008, the Company's current liabilities exceeded current assets by $6,180,278.

Cash flows

The Company generated cash of $513,982 in operating activities for the three-month ended March 31, 2008 while used cash of $6,060,687 from operating activities for the same period in 2007. The major reasons are an increase in received advances from customers for new projects, partly offset by increase in inventory to meet demands from construction projects.

In investing activities, the Company used net cash of $4,038,478 for the three-month ended March 31, 2008 in purchase of property, equipment and investments in other entities. The Company spent $2,920,248 for the purchase of fixed assets, which primarily include for the purchase of vehicles, equipment and machinery. The Company also received $ $120,693 from disposal of fixed assets. Also, the Company puechased investments in other entities during the three-month 2008 in the amount of $1,238,923. During the three-month ended March 31, 2007, the Company used cash of $517,541 in investing activities, such as procurement of property and equipment totaling $1,432,121 and investment in other entities totaling $603,939 and received $1,518,519 from sale of investments.

During the three-month ended March 31, 2008, the Company generated cash flows of $4,121,888 from financing activities, which included $15,775,018 from loan proceeds and repayments for loans of $11,625,624. During the three-month ended March 31, 2007, the Company generated cash flows of $7,519,855 from financing activities including $16,715,762 in repayments of loans to others and $14,824,220 from loan proceeds and $9,446,764 from issuance of shares.

The Company generated net income of $61,309 and $458,627 for the three-month ended March 31, 2008 and 2007, respectively.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Cavico Corp’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. (See the discussion of forward-looking statements at the beginning of Item 2)

Currency Fluctuations and Foreign Currency Risk

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

ITEM 4 -CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of March 31, 2008 , the end of the period covered by this report, the Company’s chief executive officer, chief financial officer and its head of the Audit Committee reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

 Item 1A-Risk Factors

Risks Associated with Our Business

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

·	on-site conditions that differ from those assumed in the original bid;

·	delays caused by weather conditions;

·	contract modifications creating unanticipated costs not covered by change orders;

·
changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

·	availability and skill level of workers in the geographic location of a project;

·	our suppliers’ or subcontractors’ failure to perform;

·	fraud or theft committed by our employees;

·	mechanical problems with our machinery or equipment;

·	citations issued by a governmental authority;

·	difficulties in obtaining required governmental permits or approvals;

·	changes in applicable laws and regulations; and

·	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Most contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we have. In addition, there are a number of national companies in our industry that are larger than us that, if they so desired, could establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced

Our dependence on subcontractors and suppliers of materials, including petroleum-based products, could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the period ended March 31,2008, Electricity of Vietnam accounted for approximately 65% of our revenues. The loss of business from this entity or any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of March 31, 2008, in the aggregate, approximately 35,725,300 shares of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

We have made forward looking statements that may not prove to be correct.

In our published materials we may make statements of historical fact that are deemed to be forward-looking statements as the term is defined by the Securities and Exchange Commission, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Because of the number and range of the assumptions underlying the our forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of Cavico, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this memorandum.

These forward-looking statements are based on current expectations, and we will not update this information other than as required by law. Therefore, the actual experience of Cavico and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by Cavico or any other person that we will realize these estimates and projections, and actual results may vary materially. We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

We do not meet the requirements for our stock to be quoted on NASDAQ, the American Stock Exchange or any other senior exchange and even if our securities quoted on the OTC Bulletin Board, the tradability in our securities will be limited under the penny stock regulations.

The liquidity of our securities may be restricted even they are included for quotation in the OTC Bulletin Board, should our securities fall within the definition of a penny stock.

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

The options to purchase common stock that may be issued in the future are not and may not be issued in accordance with a comprehensive written option plan. Management presents proposed grants of stock options to our Board of Directors for approval, and the terms of the options we grant are contracted between each recipient and the Company on a case-by-case basis. Therefore, our board may issue options on terms and in amounts not yet determined. These circumstances may create a conflict of interest with respect stock option recipients serving on the board. Furthermore, if more stock options are granted, the eventual exercise of those options will dilute the holdings of the current stockholders, and significant sales of stock issued upon the exercise of options could have a negative effect on our stock price.

Should we fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock has started being quoted on the OTC Bulletin Board. Because of the limited history of trading, the trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this prospectus, as well as our operating results, financial condition, announcements of construction projects, general conditions in Vietnam, Southeast Asia, overall country-wide development, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3-Defaults Upon Senior Securities

None.

Item 4-Submission of Matters to a Vote of Security Holders

None

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes - Oxley Act of 2002
	31.2	CFO certification pursuant to Section 302 of The Sarbanes - Oxley Act of 2002
	32.0	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORPORATION
Date: May 20, 2008	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: May 20, 2008	/s/ Minh Chi K Edward
Minh Chi K Edward Chief Financial Officer (Principal Financial Officer)