Form 10-Q
period 2008-06-30
Cavico Corp
filed 2008-08-14
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 130,947,693 as of June 30, 2008.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2008	Dec 31, 2007
ASSETS	(Unaudited)

Current Assets:
Cash	$820,797	$1,412,201
Investments, available for sale	4,052,730	7,257,310
Accounts receivable -trade- net	28,775,369	21,693,950
Inventory	3,711,670	3,144,450
Construction WIP	28,130,569	25,156,283
Advances-related parties	236,611	430,401
Other receivables-related parties	36,789	534,182
Other current assets	2,116,538	1,712,968
Total Current Assets	67,881,073	61,341,745

Fixed Assets:
Construction in progress	5,743,045	3,993,191
Temporary housing assets	424,477	432,460
Machinery and equipment	23,871,951	20,671,611
Vehicles	12,395,477	12,666,344
Office equipment	621,774	591,702
	43,056,724	38,355,308
Less accumulated depreciation	(14,803,809)	(12,775,704)
Net Fixed Assets	28,252,915	25,579,604

Investments in non-consolidated companies and joint ventures	3,202,697	2,585,636

Intangible Assets:
Goodwill	862,034	921,703
Licenses and software - net	569,294	234,198
Net Intangible Assets	1,431,328	1,155,901

Other Assets:
Prepaid expenses	2,007,112	1,910,527
Deposits	133,935	95,427
Other assets	304,462	272,282
Total Other Assets	2,445,509	2,278,236

TOTAL ASSETS	$103,213,522	$92,941,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - trade	$8,932,244	$8,125,390
Accounts payable - others	2,366,529	2,552,023
Accounts payable - related parties	45,125	45,066
Accrued expenses	6,704,135	6,349,801
Advances from customers	8,915,776	5,485,539
Payable to employees	2,959,074	2,412,672
Notes payable - current	42,908,949	41,202,014
Notes payable - related parties	941,376	1,056,363
Current portion of capital lease obligations	22,670	24,964
Total Current Liabilities	73,795,878	67,253,832

Long-Term Debt:
Capital lease obligations - long-term	55,507	39,243
Long-term debt	10,915,181	8,618,400
Total Long-Term Debt	10,970,688	8,657,643

TOTAL LIABILITIES	84,766,566	75,911,475

Minority Interest in subsidiaries	14,478,538	9,246,458

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized; 130,947,693 and 130,847,693
shares issued and outstanding, respectively	130,948	130,848
Additional paid-in capital	13,182,215	13,107,315
Accumulated deficit	(5,453,737)	(6,038,484)
Other comprehensive income (loss)	(3,891,008)	583,509
Total Stockholders' Equity	3,968,418	7,783,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,213,522	$92,941,122

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$19,505,897	$7,602,125	$27,749,129	$12,409,356

Cost of Goods Sold	16,009,260	6,800,723	22,097,822	10,610,719

Gross Profit	3,496,637	801,402	5,651,307	1,798,637

Operating Expenses:
Selling expenses	26,557	2,656	40,241	2,655
General and administrative expenses	1,632,501	1,117,867	3,089,088	2,242,399
	1,659,058	1,120,523	3,129,329	2,245,054

Income (loss) from operations	1,837,579	(319,121)	2,521,978	(446,417)

Other Income (Expenses):
Gain (loss) on disposal of assets	(1,143)	-	50,330	-
Other income (expense)	1,222	81,395	(6,554)	63,674
Gain on sales of marketable securities	-	1,158,331	-	2,676,849
Interest income	176,818	390,368	428,753	572,893
Interest expense	(462,005)	(1,026,949)	(970,379)	(1,632,932)
	(285,108)	603,145	(497,850)	1,680,484

Income before income taxes and minority interest	1,552,471	284,025	2,024,128	1,234,067

Income taxes	(437,024)	(260,743)	(643,102)	(700,165)

Income before minority interest	1,115,447	23,282	1,381,026	533,902

Minority interest in income of subsidiary	(580,643)	(73,191)	(784,912)	(125,184)

Net Income	$534,804	$(49,909)	$596,114	$408,718

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(4,406,157)	(633,709)	(4,171,993)	592,249
Foreign currency translation adjustment	(390,488)	(14,409)	(302,524)	15,820
Comprehensive income (loss)	$(4,261,841)	$(404,585)	$(3,878,403)	$1,310,229

Per Share Information:
Weighted average number
of common shares outstanding - basic and diluted	131,030,111	131,061,403	130,888,902	124,201,682

Net income per common share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( Unaudited )

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$596,114	$408,718
Adjustments to reconcile net profit to net cash
Provided by (used in) operating activities:
Depreciation and amortization	3,014,904	3,512,737
Gain from sale of fixed assets	(50,330)	(39,863)
Gain from other investment activities	-	(3,249,742)
Minority interest	784,913	125,184
Stock issued for services	75,000	-
Changes in assets and liabilities:
Increase in accounts receivable & other current assets	(8,637,606)	(4,418,650)
Increase in inventory	(665,069)	(881,958)
Increase in construction WIP	(3,714,782)	(7,624,127)
Decrease in other assets	(190,098)	(395,115)
Increase in accounts payable and accrued expenses	5,814,736	1,079,450
Increase in minority interest	4,819,869	3,129,056
Total adjustments	1,251,537	(9,056,470)
Net Cash Provided By (Used In)Operating Activities	$1,847,651	$(8,354,310)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,165,756)	(9,638,534)
Purchase of investments in nonconsolidated companies and Joint venture	(691,774)	(1,844,268)
Proceeds from sale of fixed assets	421,155	1,233,200
Proceeds from withdrawals of investments in nonconsolidated companies	-	3,378,847
Net Cash Used In Investing Activities	$(7,436,375)	$(6,870,755)

Cash Flows from Financing Activities:
Proceeds from shares issued	-	9,430,318
Proceeds from notes	33,802,593	32,405,778
Proceeds from notes - related parties	1,175,014	-
Payments of notes - related parties	(679,452)	-
Payments of notes - others	(29,237,334)	(26,198,196)
Payments of capital leases	(44,502)	(71,122)
Net Cash Provided By Financing Activities	$5,016,319	$15,566,778

Net Increase (Decrease) in Cash	(572,405)	341,713

Cash at Beginning of Period	1,412,201	716,901

Effects of fluctuations in foreign exchange rates	(18,999)	(3,452)

Cash at End of Period	$820,797	$1,055,162

Supplemental Information:
Interest paid	$1,422,656	$4,983,149
Income taxes paid	$22,583	$375,629

Non-Cash Investing and Financing Activities:
Shares issued for services	$75,000	$-
Assets acquired under capital lease	$60,446	$-
See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (67% owned), Cavico Mining and Construction JSC (26% owned), Cavico Trading JSC(63% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(74% owned), Cavico Energy Construction JSC (38% owned), Cavico Tower JSC (39% owned), Cavico Industry and Technical Service JSC (66% owned) and Cavico Manpower JSC (100% owned). Cavico Vietnam has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

The Company grants credit to customers within the Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. The Company’s main customers were project management units established by Electricity of Vietnam, a government entity, which accounts for 42.3% of all accounts receivable. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2008 and December 31, 2007, the Company had a reserve for doubtful accounts of $582,943.

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

Depreciation expense for the six-months ended June 30, 2008 and 2007 was $3,014,904 and $3,512,737 respectively.

The Company generated income from rental of vehicles and other assets. Assets on lease and held for leasing as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Equipment	$72,968	$141,355
Vehicles	51,580	105,721
Less accumulated depreciation	(60,626)	(111,870)
Net	$63,922	$135,206

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the periods ended June 30, 2008 and 2007 are $21,768 and $15,430, respectively.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at June 30, 2008 and December 31,2007, represents land costs, infrastructure and building construction expenditures.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the carrying amount of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At June 30, 2008 and December 31, 2007, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets

Intangible assets consist of goodwill, licenses and computer software.  Net intangible assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Goodwill	$862,034	$921,703
Amortizable Intangibles, asset:
Licenses	534,523	160,730
Computer software	93,126	95,390
Sub-total	627,649	256,120
Less Accumulated amortization	(58,355)	(21,922)
Amortizable Intangibles, net	569,294	234,190
Total Intangible Assets	$1,431,328	$1,155,901

The licenses are amortized over a period of 40 years and the computer software is amortized over 5 years.

Amortization expense for the Company’s intangible assets for the six months ended June 30, 2008 and 2007 was $36,433 and $8,238, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

June 30, 2008	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$744,038	$2,474,291	$834,401	$4,052,730

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

The Company recognizes revenues from construction contracts, which include engineering services, using the percentage-of-completion method, based primarily on work completed to date compared with total estimated work to be completed. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that the Company is responsible for the ultimate acceptability of the project.

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

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $302,524 and unrealized gain of $15,820 for the six month ended June 30, 2008 and 2007, respectively relates to the translation of financial statements from Vietnam Dong to US Dollars. The Company also recorded an unrealized loss of $4,171,993 and unrealized gain of $592,249 on investment available for sale for the six months ended June 30, 2008, and 2007, respectively.

Foreign Currency Translation

As of June 30, 2008, the accounts of the Company were maintained, and the financial statements were expressed in Vietnamese Dong (VD). The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52) “Foreign Currency Translation,” with the VD as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity and intercompany balances are translated at the historical rates and statements of operations and statements of cash flows items are translated at the weighted average exchange rate for the 6 month period.

Earning (Loss) Per Share of Common Stock

Net earning (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during six-months ended June 30, 2008 and 2007.

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” This FSP is effective for us beginning January 1, 2009., and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning January 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the consolidated financial statements..

NOTE 3 - INVENTORY

Inventories at June 30, 2008 and December 31, 2007 by major classifications, were comprised of the following:-

	June 30, 2008	December 31, 2007
Goods in transit	$503,921	$234,142
Material and supplies	3,000,901	2,651,619
Tools, instruments	26,709	17,181
Construction materials for sale	355,477	416,056
Reserve	(175,338)	(174,548)
Inventory - net	$3,711,670	$$3,144,450

NOTE 4 - OTHER CURRENT ASSETS

Other current assets at June 30, 2008 and December 31, 2007 by major classifications were comprised of the following:

	June 30, 2008	December 31, 2007
Prepaid loan interest	$737,989	$96,506
Tools and supplies	833,303	837,376
Other prepaid expenses	190,281	317,369
Deductible Value Added Tax	290,776	117,966
Short-term investments	64,188	343,751
TOTAL	$2,116,537	$1,712,968

NOTE 5 - INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
1. Agriculture Construction Corporation	$60,555	$62,058
2. Tour Zones Investment and Construction JSC *	597,942	83,778
3. Vietnam Power Investment and Development JSC *	245,073	251,156
4. Mai Son Cement Joint Stock Company	472,327	484,051
5. Van Chan Hydropower Company	30,277	31,029
6. Ha Tay Investment and Development JSC	14,533	14,894
7. Businessman Culture Development JSC	30,277	18,617
8. Vietnam Media Financial JSC	109,804	100,118
9. VEC Tower JSC	126,559	129,701
10. Agribank Insurance	242,219	248,231
11. Vietnam Industry Investment and Construction JSC	60,555	62,058
12. Dong Duong Finance JSC	5,450	5,585
13. Nam Viet Investment and Consultant JSC	108,998	93,087
14. Sao Mai-Ben Dinh Petrolium Investment JSC	605,547	620,578
15. IDICO Industry Zone Investment Development JSC	9,083	9,309
16. Vietravico JSC	121,109	124,116
17. Vietnam Power Development JSC	60,555	62,058
18. IDICO Long Son Petrolium Industry Zone Investment	121,109	124,116
19. Nhan Tri JSC	9,083	9,309
20. Minh Viet JSC	75,693	46,543
21. North and South Investment Development JSC	6,055	-
22, Lilamavico Joint Venture	18,166	-
23. Others	71,728	5,244
TOTAL	$3,202,697	$2,585,636

*Related entity by common director.

NOTE 6- INVESTMENT, AVAILABLE FOR SALE

Available- for- sale securities consisted of the following at June 30, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$80,000	$(20,000)
Habubank Stock	2,488,896	3,607,285	2,012,042	(1,595,243)
Vinavico	752,000	1,072,821	664,038	(408,783)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,229,260	834,401	(394,859)
Military Bank Stock	344,862	877,223	321,680	(555,543)
Military Bank Bond	150,700	136,878	140,569	3,691
Total Securities		$7,023,467	$4,052,730	$(2,970,737)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January 1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities at June 30, 2008 or price in exchange hand market. VF2 securities were measured by the bank appraiser. Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities . For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Available-for-sale securities consisted of the following at December 31, 2007:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Habubank Stock	2,488,896	$3,696,829	$3,696,829	$-
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,259,774	-
Total Securities		$6,056,054	$7,257,310	$1,201,256

NOTE 7- CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through June 2012. Terms of the lease call for quarterly payments from $1,758 to $2,454 at implicit interest rates of 12.6% and 20% per annum (the incremental borrowing rate). The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at June 30, 2008 are as follows:

2008	$33,840
2009	30,992
2010	24,558
2011	14,432
2012	-
Total minimum lease payments	103,822
Less: amount representing interest	(25,645)

Present value of net minimum lease payments	78,177
Less: current portion	(22,670)

Long-term portion	$55,507

The following is an analysis of the equipment under capital leases as of June 30, 2008, which is included in property and equipment:-

Equipment and vehicles	118,733
Less accumulated depreciation	(14,542)

Net	$104,191

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of $32,449. The leases, which require the Company to pay property taxes and maintenance, expire on September 15, 2008, December 31, 2008 and October 25, 2009. For the six-months ended June 30, 2008, building rent expense was $194,697.

NOTE 9 - NOTES PAYABLE - CURRENT

Notes payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Notes payable to Hanoi Building Commercial Joint Stock Bank (Habubank), secured by deed of trust, annual interest rates ranging from 12% to 24%, maturity dates range from July 1, 2008 to June 30, 2009	$4,829,014	$2,805,433

Notes payable to Agribank - Eastern Hanoi Branch, secured by deed of trust, annual interest rates ranging from 13.2% to 17.4%, matures on September 5, 2008 and June 30, 2009	3,266,938	4,153,400

Notes payable to Tu Liem Branch - Agribank, secured by deed of trust, annual interest rates ranging from 11.4% to 18%, maturity dates range from September 17, 2008 to March 26, 2009	4,256,569	3,300,157

Notes payable to Military Commercial Joint Stock Bank, secured by machinery, equipment and deed of trust, annual interest rates ranging from 12% to 21%, matures on June 30, 2008, August 29, 2008 and September 28, 2008	1,237,126	702,497

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest at 13.8%, matures on June 30, 2008 and currently negotiating an extension of maturity date	1,211,094	1,241,157

Notes payable to Agribank - Northern Hanoi Branch, secured by deed of trust, annual interest rates ranging from 11.4% to 19.2%, maturity dates range from September 8, 2008 to May 19, 2009	13,892,780	12,190,737

Note payable to Agribank - Southern Hanoi Branch, secured by deed of trust, annual interest at 16.8%, matures on August 3, 2008	291,332	1,005,683

Notes payable to Son La - BIVD, secured by deed of trust, annual interest at 13.2%, maturity dates range from June 30, 2008 to January 1, 2009	224,631	258,347

Notes payable to Hoang Mai - Agribank, secured by deed of trust, annual interest at 15%, matures on February 23, 2009	2,151,555	1,706,359

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate at 14.4%, matures on June 30, 2008 and currently negotiating an extension of maturity date	245,035	1,458,359

Notes payable to Vinashin Financial Company, secured by deed of trust, annual interest rate at 20.4%, matures on November 12, 2008	454,160	3,009,805

Notes payable to Lung Lo Construction JSC, secured by deed of trust, annual interest at 12%, matures on December 31, 2008	46,851	48,014

Notes payable to Petroleum Financial Company, secured by deed of trust, annual interest at 10.8%, matures on June 30, 2008 and currently negotiating an extension of maturity date	529,204	528,852

Notes payable to Vietnam Development Bank - Thua Thien Hue Brand, secured by deed of trust, annual interest at 11.28%, matures on December 25, 2008	1,816,640	-

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest at 17.4%, matures on January 08, 2009	635,824	-

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest at 14.4%, matures on December 31, 2008	908,320	1,117,041

Notes payable to various individuals, secured by deed of trust, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2008	4,233,834	2,718,568

Total Short-term Debt	$40,230,907	$36,309,410

Current portion of long term debts	2,678,042	4,892,604

Notes payable-current	$42,908,949	$41,202,014

NOTE 10 - LONG-TERM DEBTS

Long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Notes payable to Habubank, secured by machinery and equipment, annual interest rates ranging from 11% to 20%, maturity dates range from January 24, 2009 to August 15, 2010	$2,346,432	$3,092,450

Notes payable to East Hanoi - Agribank, secured by machinery and equipment, annual interest rates at 13.2%, matures on October 31, 2008	273,077	608,757

Notes payable to South Hanoi - Agribank, secured by machinery and equipment, annual interest at 18%, matures on December 17, 2009	621,393	789,107

Notes payable to Tu Liem - Agribank, secured by machinery and equipment, annual interest at 14.16%, matures on October 2, 2008	60,555	124,116

Notes payable to Incombank-Yen Vien Branch, secured by machinery and equipment, annual interest rate at 10.5%	-	163,833

Notes payable to North Hanoi - Agribank, secured by machinery and equipment, interest rates ranging from 13.2% to 16.8%, maturity dates range from September 28, 2009 to March 11, 2013	3,347,555	2,523,786

Notes payable to Hoang Mai - Agribank, secured by machinery and equipment, annual interest rate from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	2,850,376	2,608,789

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest at 13.2%, matures on November 1, 2009	202,152	414,340

Notes payable to Son La - BIDV, secured by machinery and equipment, annual interest at 14.4%, matures on August 8, 2010	113,782	116,607

Notes payable to Son La Development Support Fund, secured by deed of trust, annual interest at 5.4%, maturity on February 28, 2011	279,539	286,478

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest at 11.52%, matures on March 18, 2010	153,152	224,219

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 21%, matures on October 17, 2010, December 19, 2010	2,457,288	1,528,354

Notes payable to North Ha Noi - BIDV , secured by machinery and equipment, annual interest at 12%, matures on June 30, 2012	831,636	963,984

Notes payable to VID Public Bank, secured by deed of trust, annual interest at 13.2%, matures on June 9, 2010	12,111	15,514

Notes payable to Housing Development Bank, secured by deed of trust, annual interest at 13.2%, matures on September 14, 2012	44,175	50,670

	13,593,223	13,511,005
Less current portion of long term debt	(2,678,042)	(4,892,604)
Total Long-term Debt	$10,915,181	$8,618,401

Future maturities on long-term debt are as follows as of June 30, 2008:

2009	$5,333,916
2010	3,361,940
2011	1,793,233
2012	346,717
2013	79,375
$10,915,181

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable amounting $36,789 and $534,182 and advances of $236,611 and $430,401 from various officers and directors of the Company as of June 30, 2008 and December 31, 2007, respectively.
The Company had other payable of $45,125 and $45,066 to officers and directors of the Company as of June 30, 2008 and December 31, 2007.
The Company had loans payable to officers and directors of $941,376 and $1,056,363 as of June 30, 2008 and December 31, 2007, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 14.4%.

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

During the six month ended June 30,2008,the Company issued 50,000 shares of common stock for legal services and 50,000 shares to its independent director for consulting services. These shares were valued at $75,000 in total.

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

Following is a summary of segment information for the six month period ended June 30, 2008:

	Construction	Mining	Sales of Goods	Production	Others	Unallocated		Total
Sales	$24,421,927	$2,131,644	1,004,336	$169,455	$21,768	$		$27,749,129
Operating income/(loss)	3,265,509	314,846	182,401	4,037	3,808		(1,248,622)	2,521,978
Total Assets	68,280,757	8,305,933	2,132,349	103,414	-		24,391,069	103,213,522
Capital Expenditure	5,967,883	310,883	-	-	-		886,989	7,165,756
Depreciation/Amortization	2,654,776	264,481	9,802	5,556	-		80,289	3,014,904

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

During 2007 and 2006, we acquired Cavico Vietnam Joint Stock Company, a corporation organized under the laws of Vietnam (“CVJSC”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of CVJSC occurred in multiple steps, as follows:

●
On April 18, 2006, we entered into an asset purchase agreement with CVJSC. Under the terms of the agreement, Cavico purchased all of the assets of CVJSC in consideration for the issuance to CVJSC of 79,000,000 shares of our common stock. CVJSC subsequently transferred 60,062,200 of these shares to the former shareholders of CVJSC in return for their shares of CVJSC stock. An additional 18,937,800 shares were deposited into a CVJSC bonus plan for that entity’s management, of which 4,937,800 shares were distributed to management in 2006.

●
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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (67% owned), Cavico Mining and Construction JSC (26% owned), Cavico Trading JSC(63% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(74% owned), Cavico Energy Construction JSC (38% owned), Cavico Tower JSC (39% owned), Cavico Industry and Technical Service JSC (66% owned) and Cavico Manpower JSC (100% owned). Cavico Vietnam Company has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

We recognize revenues from construction contract, which includes engineering, using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated work to be completed. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the ultimate acceptability of the project. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Results of Operations

Results of operations for the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007.

Revenue

We generated $19,505,897 in revenue during the three-month ended June 30, 2008 compared to $7,602,125 during the three-month ended June 30, 2007, mostly from construction and mining projects. Company’s revenue from mining construction increased by $93,798 or 8% to $1,222,557 for the three-months ended June 30, 2008 from $1,128,759 for the three-months ended June 30, 2007. During the second quarter of 2008, mining activity in the Nui beo mine increased following schedule in the agreement with the owner of the mine. The Company’s revenue from civil construction increased by $11,399,426 or 187% to $17,480,818 for the three-month ended June 30, 2008 from $6,081,391 for the three-month ended June 30, 2007. This is due to an increase in revenues generated from new hydropower construction projects such as ALuoi Hydropower Project of $3,728,144; Song Tranh Hydropower Project of $582,708; Dong Nai 4 Hydropower Project of $702,106; Dasiat Hydropower Project of $840,815; Dong Nai 3 Hydropower Project of $784,968; Nho Que Hydropower Project of $866,313; ZaHung Hydropower Project of $332,097 and Angieri Project of $774,381. The Company’s revenue from other operations (leasing machinery and equipment, selling materials) increased by $241,093 or 62% to $633,068 for the three-month ended June 30, 2008 from $391,975 for the three-month ended June 30, 2007. The Company’s revenue from production were $169,455 for the three-month ended June 30, 2008 from a new subsidiary - Cavico Industry and Technical Service with steel fabrication production.

Cost of production

Costs of Goods sold were $16,009,260 and $6,800,723 for the three-months ended June 30, 2008, and 2007, respectively. Cost of Goods sold includes capitalization of interest expenses of $1,253,769 and $587,043 for the three-month ended June 30, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in second quarter of the year 2008.

Cost of Goods sold (without capitalization of interest expenses) increased by $8,541,811 or 137% to $14,755,491 for the three-month ended June 30, 2008 from $6,213,680 for the three-month ended June 30, 2007. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 6% to 76% for the three-month ended June 30, 2008 from 82% of sales for the three-month ended June 30, 2007.

Company’s cost of production from mining construction for the three-month ended June 30, 2008 was $1,027,055, of which as a percentage of sales increased by 9% to 84% for the three-month ended June 30, 2008 from 75% of sales for the three-month ended June 30, 2007. Company’s cost of production from civil construction for the three-month ended June 30, 2008 was $14,337,928, of which as a percentage of sales decreases by 10% to 82% for the three-month ended June 30, 2008 from 92% of sales for the three-month ended June 30, 2007. The decrease of cost of production from mining construction and civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the three-month ended June 30, 2008 was $508,895, of which as a percentage of sales decreased by 5% to 80% for the three-month ended June 30, 2008 from 85% for the three-month ended June 30, 2007.

Gross Profit

The gross profit for the three-month ended June 30, 2008 was $3,496,637 or 18% of sales compared to $801,403 or 11% of sales for the three-month ended June 30, 2007. The increase in gross profit is due to an increase in sales by $11,903,772 in comparison to increase in cost of goods sold by $9,208,537 as described above.

Operating expenses

The company’s general and administration cost for the three-month ended June 30, 2008 was $1,632,501 compared to $1,117,867 for the same period in 2007, with an increase of $514,634. The increase in general and administration cost mainly due to increase in payroll expenses which was resulted from 31 % salary increase for all employees effective January 2008. In addition, the increase was contributed from:

●	Rent expenses increased by $257 to $97,255 for the three-month ended June 30, 2008 from $96,998 for the same period in 2007.

●	Payroll expenses increased by $542,363 to $675,331 for the three-month ended June 30, 2008 from $132,968 for the same period in 2007.

●
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $269,551 to $288,965 for the three-month ended June 30, 2008 from $19,414 for the same period in 2007.

●	Other administration cost of other subsidiaries decreased by $297,536 to $570,950 for the three-month ended June 30, 2008 from $868,486 for the same period in 2007.

Other Income (expenses)

The total other income (expenses) decreased by $888,250 to $285,108 as expense for the three-month ended June 30, 2008 from $603,144 as income for the three-months ended June 30, 2007. This decrease is mainly due to gain on sale of marketable securities of $1,158,331 for the three-months ended June 30, 2007 compared to $0 for the three-months ended June 30, 2008. Other income also includes loss from disposal of fixed assets of $1,143 for the three-months ended June 30, 2008 compared to $0 in 2007. The interest income during the three-months ended June 30, 2008 was $176,818 compared to $390,368 for the same period in 2007.
Interest expenses excluding capitalized interest decreased by $564,944 to $462,005 for the three-months ended June 30, 2008 from $1,026,949 for the same period in 2007. This decrease is mainly due to the Company reduced ownership of six subsidiaries in June 2007, and used the proceeds of approximately $10 million to pay the short-term loans from the Banks.

Net Income

The Company had net income of $534,804 for the three-months ended June 30, 2008, compared to net loss of $49,909 for the same period in 2007. The increase of $584,713 was mainly due to the decrease of $1,158,330 in gain on sale of marketable securities and the increase of $507,453 in minority interest which was offset by an increase in income from operation of $2,156,700. The net income (loss) per share was $0.00 for the three-month ended June 30, 2008 and ($0.00) for the three-month ended June 30, 2007.

Results of operations for the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007.

Revenue

We generated $27,749,129 in revenue during the six-month ended June 30, 2008 compared to $12,409,356 during the six-month ended June 30, 2007, mostly from construction and mining projects. Company’s revenue from mining construction decreased by $84,636 or 4% to $2,131,644 for the six-months ended June 30, 2008 from $2,216,279 for the six-months ended June 30, 2007. This was due principally to a significant reduction in mining activity in the Nui beo mine in the first quarter of 2008 amounting $178,434 and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s revenue from civil construction increased by $14,737,302 or 152% to $24,421,927 for the six-months ended June 30, 2008 from $9,684,625 for the six-months ended June 30, 2007. This is due to an increase in revenues generated from new hydropower construction projects such as ALuoi Hydropower Project of $4,438,207; Song Tranh Hydropower Project of $1,047,831; Dong Nai 4 Hydropower Project of $932,933; Dasiat Hydropower Project of $975,120; Dong Nai 3 Hydropower Project of $881,168; Nho Que Hydropower Project of $869,050; ZaHung Hydropower Project of $631,458 and Angieri Project of $774,381. The Company’s revenue from other operations (leasing machinery and equipment, selling materials) increased by $517,652 or 102% to $1,026,104 for the six-month ended June 30, 2008 from $508,452 for the six-month ended June 30, 2007. The Company’s revenue from production was $169,455 for the six-month ended June 30, 2008 from a new subsidiary - Cavico Industry and Technical Service with steel fabrication production.

Cost of production

Costs of Goods sold were $22,097,822 and $10,610,719 for the six-months ended June 30, 2008, and 2007, respectively. Cost of Goods sold includes capitalization of interest expenses of $1,842,959 and $881,351 for the six-month ended June 30, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in six-months of the year 2008.

Cost of Goods sold (without capitalization of interest expenses) increased by $10,525,495 or 108% to $20,254,863 for the six-month ended June 30, 2008 from $9,729,368 for the six-month ended June 30, 2007. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 5% to 73% for the six-month ended June 30, 2008 from 78% of sales for the six-month ended June 30, 2007.

Company’s cost of production from mining construction for the six-month ended June 30, 2008 was $1,699,779, of which as a percentage of sales increased by 4% to 80% for the six-month ended June 30, 2008 from 76% of sales for the six-month ended June 30, 2007. Company’s cost of production from civil construction for the six-month ended June 30, 2008 was $19,482,485, of which as a percentage of sales decreases by 8% to 80% for the six-month ended June 30, 2008 from 88% of sales for the six-month ended June 30, 2007. The decrease of cost of production from mining construction and civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the six-month ended June 30, 2008 was $780,176, of which as a percentage of sales increased by 2% to 76% for the six-month ended June 30, 2008 from 74% for the six-month ended June 30, 2007.

Gross Profit

The gross profit for the six-month ended June 30, 2008 was $5,651,307 or 20% of sales compared to $1,798,637 or 14% of sales for the six-month ended June 30, 2007. The increase in gross profit is due to an increase in sales by $15,339,773 in comparison to increase in cost of goods sold by $11,487,103 as described above.

Operating expenses

The company’s general and administration cost for the six-month ended June 30, 2008 was $3,089,088 compared to $2,242,399 for the same period in 2007, with an increase of $846,689. The increase in general and administration cost mainly due to increase in payroll expenses which was resulted from31 % salary increase for all employees effective January 2008. In addition, the increase was contributed from:

●	Rent expenses increased by $24,827 to $194,697 for the six-month ended June 30, 2008 from $169,870 for the same period in 2007.

●	Payroll expenses increased by $670,452 to $1,233,296 for the six-month ended June 30, 2008 from $562,844 for the same period in 2007.

●
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $128,828 to $516,989 for the six-month ended June 30, 2008 from $388,061 for the same period in 2007.

●	Other administration cost of other subsidiaries increased by $22,482 to $1,144,106 for the six-month ended June 30, 2008 from $1,121,624 for the same period in 2007.

Other Income (expenses)

The total other income (expenses) decreased by $2,178,334 to $497,850 as expense for the six-month ended June 30, 2008 from $1,680,484 as income for the six-months ended June 30, 2007. This decrease is mainly due to a decrease in gain on sale of marketable securities of $2,676,849 for the six-months ended June 30, 2007 compared to $0 for the six-months ended June 30, 2008. Other income also includes gain from disposal of fixed assets of $50,330 for the six-months ended June 30, 2008 compared to $0 in 2007. The interest income during the six-months ended June 30, 2008 was $428,753 compared to $572,893 for the same period in 2007.
Interest expenses excluding capitalized interest decreased by $662,553 to $970,379 for the six-months ended June 30, 2008 from $1,632,932 for the same period in 2007. This decrease is mainly due to the Company’s reduced ownership of six subsidiaries in June 2007 and used the proceeds of approximately $10 million to pay the short-term loans from the Banks.

Net Income

The Company had net income of $596,114 for the six-months ended June 30, 2008, compared to $408,718 for the same period in 2007. The increase of $187,396 was mainly due to the decrease of $2,676,849 in gain on sale of marketable securities and the increase of $659,729 in minority interest which was offset by an increase in income from operation of $2,968,395 and the decrease of $662,553 in interest expenses. The net income per share was $0.00 for both six-month ended June 30, 2008 and June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $820,797 in cash, accounts receivable of $28,775,369, an inventory of $3,711,670, construction work in progress of $28,130,569, investment available for sale of $4,052,730 and net fixed assets of $28,252,914. Our current accounts receivable was increased by $7,081,419 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our inventory for the six-month ended June 30, 2008 was increased by $567,220 and construction work in progress increased by $2,974,286 from the prior year end. These increases were due to an increase in work in progress from new projects. The Company's total current liabilities as of June 30, 2008 were $73,795,878 which was increased by $6,542,046 from the prior year end. The current liabilities were represented mainly accounts payable of $11,298,773, accrued expenses of $6,704,135, advances from customers of $8,915,776, and total current loans of $46,832,069. The amount of advances from customers was increased mainly due to Damb’ri HP project for which we received approximately $3.04 million and Nam Chien HP project for which we received approximately $0.5 million from the customer. Short-term loans were increased by $3,921,497 from the prior year end. This increase is mainly due to an increase from new projects as A Luoi HP, Nam Chien HP, Song Tranh HP, Dong Nai 4 HP, Dasiat HP, Dong Nai 3 HP, Nho Que HP, ZaHung HP. At June 30, 2008, the Company's current liabilities exceeded current assets by $5,914,805.

Cash flows

The Company generated cash of $1,847,651 in operating activities for the six-month ended June 30, 2008 while used cash of $8,354,310 from operating activities for the same period in 2007. The major reasons are an increase in received advances from customers for new projects and an increase in minority interest of new subsidiaries ( Cavico Tower and Cavico ITS).

In investing activities, the Company used net cash of $7,436,375 for the six-month ended June 30, 2008 in purchase of property, equipment and investments in other entities. The Company spent $7,165,756 for the purchase of fixed assets, which primarily include for the purchase of vehicles, equipment and machinery. The Company also received $421,155 from disposal of fixed assets. Also, the Company purchased investments in other entities during the six-month ended June 30, 2008 in the amount of $691,774. During the six-month ended June 30, 2007, the Company used cash of $6,870,755 in investing activities, such as procurement of property and equipment totaling $9,638,534 and investment in other entities totaling $1,844,268 and received $1,233,200 from disposal of fixed assets and $3,378,847 from sale of investments.

During the six-month ended June 30, 2008, the Company generated cash flows of $5,016,319 from financing activities, which included $33,802,593 from loan proceeds and repayments for loans of $29,237,334. During the six-month ended June 30, 2007, the Company generated cash flows of $15,566,778 from financing activities including $26,198,196 in repayments of loans to others and $32,405,778 from loan proceeds and $9,430,318 from issuance of shares.

The Company generated net income of $596,114 and $408,718 for the six-month ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company has approximately $335 million for contract backlog. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

ITEM 4 -	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of June 30, 2008 , the end of the period covered by this report, the Company’s chief executive officer, chief financial officer and its head of the Audit Committee reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	on-site conditions that differ from those assumed in the original bid;

●	delays caused by weather conditions;

●	contract modifications creating unanticipated costs not covered by change orders;

●
changes in availability, proximity and costs of materials, including steel, concrete, aggregate and other construction materials (such as stone, gravel and sand), as well as fuel and lubricants for our equipment;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform;

●	fraud or theft committed by our employees;

●	mechanical problems with our machinery or equipment;

●	citations issued by a governmental authority;

●	difficulties in obtaining required governmental permits or approvals;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the period ended June 30, 2008, Electricity of Vietnam accounted for 42.3% of our revenues. The loss of business from this entity or any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of June 30, 2008, in the aggregate, approximately 36,429,800 shares of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

CAVICO CORP

Date: August 14, 2008	By:	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Minh Chi K Edward
Minh Chi K Edward Chief Financial Officer (Principal Financial Officer)