Form 10-Q
period 2008-09-30
Cavico Corp
filed 2008-11-12
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 130,997,693 as of September 30, 2008.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2008

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2008	Dec 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,824,481	$1,412,201
Investments, available for sale	2,239,505	7,257,310
Accounts receivable -trade- net	21,648,365	15,459,637
Inventory	3,943,403	3,144,450
Construction WIP	27,372,361	25,156,283
Advances-related parties	569,871	430,401
Other receivables-related parties	36,783	534,182
Other current assets	2,699,087	1,712,968
Total Current Assets	60,333,856	55,107,432

Fixed Assets:
Construction in progress	6,937,807	3,993,191
Temporary housing assets	428,508	432,460
Machinery and equipment	25,644,310	20,671,611
Vehicles	12,575,662	12,666,344
Office equipment	638,719	591,702
	46,225,006	38,355,308
Less accumulated depreciation	(16,044,398)	(12,775,704)
Net Fixed Assets	30,180,608	25,579,604

Intangible Assets:
Goodwill	914,774	921,703
Licenses and software - net	692,084	234,198
Net Intangible Assets	1,606,858	1,155,901

Other Non Current Assets:
Investments	3,095,564	2,585,636
Long-term receivables-trade, net	10,302,317	6,234,313
Prepaid expenses	2,110,440	1,910,527
Deposits	85,476	95,427
Other assets	48,288	272,282
Total Other Assets	15,642,085	11,098,185

TOTAL ASSETS	$107,763,407	$92,941,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable – trade	$8,621,925	$8,125,390
Accounts payable – others	2,131,528	2,566,335
Accounts payable – related parties	16,258	30,754
Accrued expenses	5,336,581	6,349,801
Advances from customers	8,249,038	5,485,539
Payable to employees	3,473,129	2,412,672
Notes Payable - current	45,271,271	41,202,014
Notes payable - related parties	937,429	1,056,363
Current portion of capital lease obligations	61,451	24,964
Total Current Liabilities	74,098,610	67,253,832

Long-Term Debt:
Capital lease obligations – long-term	307,026	39,243
Long-term debt	11,926,347	8,618,400
Total Long-Term Debt	12,233,373	8,657,643

TOTAL LIABILITIES	86,331,983	75,911,475

Minority Interest in subsidiaries	16,715,444	9,246,458

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized; 130,997,693 and 130,847,693
shares issued and outstanding, respectively	130,998	130,848
Additional paid-in capital	13,191,915	13,107,315
Accumulated deficit	(5,328,460)	(6,038,484)
Other comprehensive income (loss)	(3,278,473)	583,509
Total Stockholders' Equity	4,715,980	7,783,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,763,407	$92,941,122

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$14,714,981	$7,713,921	$42,464,110	$20,123,277

Cost of Goods Sold	13,160,823	6,748,985	35,258,644	17,359,704

Gross Profit	1,554,158	964,936	7,205,466	2,763,573

Operating Expenses:
Selling expenses	9,425	10,778	49,666	13,432
General and administrative expenses	1,731,260	1,065,646	4,820,348	3,308,045
	1,740,685	1,076,424	4,870,014	3,321,477

Income (loss) from operations	(186,527)	(111,488)	2,335,452	(557,904)

Other Income (Expenses):
Gain on disposal of assets	3,198	20,592	53,528	20,592
Other expense	(2,739)	(68,759)	(9,293)	(5,085)
Gain (loss) on sales of marketable securities	(380,818)	5,600,318	(380,818)	8,277,167
Interest income	232,430	466,962	661,183	1,039,855
Interest expense	(1,162,799)	(771,333)	(2,133,179)	(2,404,265)
	(1,310,728)	5,247,780	(1,808,579)	6,928,264

Income(loss) before income taxes and minority interest	(1,497,255)	5,136,292	526,873	6,370,360

Income tax benefit (expenses) (note 2)	1,758,591	(1,337,624)	1,115,489	(2,037,789)

Income before minority interest	261,336	3,798,668	1,642,362	4,332,571

Minority interest in income of subsidiary	(112,352)	(88,573)	(897,264)	(213,757)

Net Income	$148,984	$3,710,095	$745,098	$4,118,814

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	610,097	(275,722)	(3,561,896)	316,527
Foreign currency translation adjustment	2,438	48,847	(300,086)	64,667
Comprehensive income (loss)	$761,519	$3,483,220	$(3,116,884)	$4,500,008

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	130,954,758	131,132,282	130,911,014	128,823,843

Net income per common share-basic and diluted	$0.00	$0.03	$0.01	$0.03

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( Unaudited )

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$745,098	$4,118,814
Adjustments to reconcile net profit to net cash
Provided by (used in) operating activities:
Depreciation and amortization	4,480,824	4,720,056
Gain on sale of fixed assets	(53,528)	(20,592)
(Gain) loss from other investment activities	380,818	(9,317,022)
Minority interest	897,264	213,757
Stock issued for services	84,750	300,000
Changes in assets and liabilities:
Increase in accounts receivable & other current assets	(8,785,717)	(3,552,204)
Decrease (increase) in inventory	(767,657)	751,369
Increase in construction WIP	(1,764,566)	(10,346,496)
Decrease (increase) in other assets	142,566	(333,975)
Increase in accounts payable and accrued expenses	2,815,245	936,452
Total adjustments	(2,570,001)	(16,648,655)
Net Cash Provided By (Used In)Operating Activities	$(1,824,903)	$(12,529,841)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(9,262,159)	(10,874,144)
Purchase of investments in nonconsolidated companies and Joint venture	(452,757)	(4,338,354)
Proceeds from sale of fixed assets	798,931	1,381,930
Proceeds from withdrawals of investments in nonconsolidated companies	180,311	9,574,742
Net Cash Used In Investing Activities	$(8,735,674)	$(4,255,826)

Cash Flows from Financing Activities:
Proceeds from contributions by minority interests	2,692,055	4,838,093
Proceeds from shares issued	-	9,263,408
Proceeds from notes	51,789,341	46,749,235
Proceeds from notes - related parties	1,578,229	-
Payments of notes - related parties	(1,090,819)	-
Payments of notes - others	(43,909,546)	(41,619,738)
Payments on capital leases obligations	(38,733)	(73,116)
Net Cash Provided By Financing Activities	$11,020,527	$19,157,882

Net Increase in Cash	459,950	2,372,215

Cash at Beginning of Period	1,412,201	716,901

Effects of fluctuations in foreign exchange rates	(47,670)	7,528

Cash at End of Period	$1,824,481	$3,096,644

Supplemental Information:
Interest paid	$4,960,838	$4,250,496
Income taxes paid	$48,586	$495,941

Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$447,460	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as cost method investment;
Accounts receivable and other current assets	$2,223,680	$2,018,015
Inventory	128,298	2,280,996
Constuction Work in Progress	1,151,391	-
Other Assets	180,355	238,466
Accounts payable & Accrued expenses	891,239	4,321,216

See accompanying notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (66% owned), Cavico Mining and Construction JSC (26% owned), Cavico Trading JSC(63% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(74% owned), Cavico Energy Construction JSC (38% owned), Cavico Tower JSC (39% owned), Cavico Industry and Technical Service JSC (65% owned), Cavico Manpower JSC (30% owned), Cavico Stone and Mineral JSC (35% owned), Cavico PHI Cement JSC (38% owned), Cavico Luong Son JSC (100% owned) and Cavico Land JSC (11% owned). Cavico Vietnam has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the period ended September 30, 2008, Cavico Tower JSC, Cavico Industry and Technical Service JSC, Cavico Manpower JSC, Cavico Stone and Mineral JSC, Cavico PHI Cement JSC, Cavico Luong Son JSC and Cavico Land JSC were added in consolidation. During the period ended September 30, 2007, Cavico Energy Construction JSC was added in consolidation. These entities’ investments were accounted for as cost method in previous year.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2008 and December 31, 2007, the Company had a reserve for doubtful accounts of $582,943.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets acquired under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The Company follows the practice of capitalizing property and equipment purchased over $600. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to ten years, and are as follows:

Temporary housing assets	5 years
Machinery and Equipment	5 to 7 years
Vehicles	3 to 10 years
Office Equipment	3 to 8 years

Depreciation expense for the nine-months ended September 30, 2008 and 2007 was $4,430,277 and $4,704,225 respectively.

The Company generated income from rental of vehicles and other assets. Assets leased out to third party and held for leasing as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Equipment	$72,955	$141,355
Vehicles	51,570	105,721
Less accumulated depreciation	(64,565)	(111,870)
Net	59,960	135,206

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the periods ended September 30, 2008 and 2007 are $10,014 and $18,260, respectively.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at September 30, 2008 and December 31, 2007, represents land costs, infrastructure and building construction expenditures.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the carrying amount of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At September 30, 2008 and December 31, 2007, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets

Intangible assets consist of goodwill, licenses and computer software.  Net intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Goodwill	$914,774	$921,703
Amortizable Intangible Assets:
Licenses	645,149	160,730
Computer software	116,900	95,390
Sub-total	762,049	256,120
Less Accumulated amortization	(69,965)	(21,922)
Amortizable Intangibles, net	692,084	234,198
Total Intangible Assets	$1,606,858	$1,155,901

The licenses are amortized over a period of 50 years and the computer software is amortized over 5 years.

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2008 and 2007 was $50,547 and $15,831, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At September 30, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

September 30, 2008	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$504,878	$924,492	$810,135	$2,239,505

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company over-accrued $1,871,462 of taxes related to the year ended December 31, 2007. During the period ended September 30, 2008, the Company determined that its actual tax obligation was much less than original estimate and reduced the original accrual to the actual amount and a net of current year’s income tax expense was shown as income tax benefit.

Concentration of Customer and Credit Risk

During the period ended September 30, 2008, the Company’s main customers were project management units established by Electricity of Vietnam, a government entity, which accounts for 43.8% of all accounts receivable at September 30, 2008.

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

Revenue from construction contracts: For all construction contracts, revenue is recorded when the persuative evidence of an arrangement exists, work has been completed, price is fixed or determined and collection is reasonably assured.

The Company recognizes revenues from construction contracts, which include engineering services, using the percentage-of-completion method, based primarily on work completed to date compared with total estimated work to be completed. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that the Company is responsible for the acceptability of the project by the customer.

Construction contracts typically include a two to three year warranty period that is part of the construction contract. The purpose of the warranty is to remedy defects in construction service. Under the terms of the warranty, the contractor is required to remedy all defects resulting from the contractor’s work as well as certain consequential damages. The portion of revenue related to warranty ranges from 5% to 10% depending on each contract and is not recognized until the warranty period has expired. This warranty retention is kept by the customers until the end of warranty period. Historically, the warranty costs have not exceeded the retention amount. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $300,086 and unrealized gain of $64,667 for the nine months ended September 30, 2008 and 2007, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $3,561,896 and unrealized gain of $316,527 on investments available for sale for the nine months ended September 30, 2008, and 2007, respectively.

Foreign Currency Translation

As of September 30, 2008, the accounts of the Company were maintained, and the financial statements were expressed in Vietnamese Dong (VND). The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52) “Foreign Currency Translation,” with the VND as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity and intercompany balances are translated at the historical rates and statements of operations and statements of cash flows items are translated at the weighted average exchange rate for the 9 months period.

Earning (Loss) Per Share of Common Stock

Net earning (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during nine-months ended September 30, 2008 and 2007.

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” This FSP is effective for us beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on the consolidated financial statements.

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

NOTE 3 - INVENTORY

Inventories at September 30, 2008 and December 31, 2007 by major classifications, were comprised of the following:-

	September 30, 2008	December 31, 2007
Goods in transit	$262,175	$234,142
Material and supplies	3,131,387	2,651,619
Tools, instruments	31,589	17,181
Merchandises	693,590	416,056
Reserve	(175,338)	(174,548)
Inventory - net	$3,943,403	$3,144,450

NOTE 4 - OTHER CURRENT ASSETS

Other current assets at September 30, 2008 and December 31, 2007 by major classifications were comprised of the following:

	September 30, 2008	December 31, 2007
Prepaid loan interest	$524,518	$96,506
Tools and supplies	954,405	837,376
Other prepaid expenses	380,502	317,369
Deductible Value Added Tax	565,096	117,966
Short-term investments	274,566	343,751
TOTAL	$2,699,087	$1,712,968

NOTE 5 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
1. Agriculture Construction Corporation	$60,544	$62,058
2. Tour Zones Investment and Construction JSC *	597,833	83,778
3. Vietnam Power Investment and Development JSC *	245,028	251,156
4. Mai Son Cement Joint Stock Company	472,240	484,051
5. Van Chan Hydropower Company	30,272	31,029
6. Ha Tay Investment and Development JSC	14,530	14,894
7. Businessman Culture Development JSC	30,272	18,617
8. Vietnam Media Financial JSC	120,682	100,118
9. VEC Tower JSC	126,536	129,701
10. Agribank Insurance	242,175	248,231
11. Vietnam Industry Investment and Construction JSC	60,544	62,058
12. Dong Duong Finance JSC	5,449	5,585
13. Nam Viet Investment and Consultant JSC	95,356	93,087
14. Sao Mai-Ben Dinh Petrolium Investment JSC	605,436	620,578
15. IDICO Industry Zone Investment Development JSC	9,082	9,309
16. Vietravico JSC		124,116
17. Vietnam Power Development JSC	60,544	62,058
18. IDICO Long Son Petrolium Industry Zone Investment	121,087	124,116
19. Nhan Tri JSC	9,082	9,309
20. Minh Viet JSC	75,680	46,543
21. North and South Investment Development JSC	6,054	-
22. Lilamavico Joint Venture	19,077	-
23. Vietnam Design JSC	16,347
23. Others	71,714	5,244
TOTAL	$3,095,564	$2,585,636
*Related entity by common directors.

NOTE 6- INVESTMENTS, AVAILABLE FOR SALE

Available- for- sale securities consisted of the following at September 30, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$48,000	$(52,000)
Habubank Stock	450,000	1,483,320	360,621	(1,122,699)
Vinavico	533,200	773,245	456,878	(316,366)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,229,037	810,134	(418,902)
Military Bank Stock	314,864	877,690	368,784	(508,906)
Military Bank Bond	226,050	136,853	195,087	58,234
Total Securities		$4,600,145	$2,239,505	$(2,360,640)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January 1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities at September 30, 2008 or price in exchange hand market. VF2 securities were measured by the bank appraiser. Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities . For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Available-for-sale securities consisted of the following at December 31, 2007:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Habubank Stock	2,488,896	$3,696,829	$3,696,829	$-
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,259,774	-
Total Securities		$6,056,054	$7,257,310	$1,201,256

NOTE 7- CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through August 2012. Terms of the leases call for quarterly payments from $1,698 to $12,040 at implicit interest rates of 12.6% and 21% per annum (the incremental borrowing rate). The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at September 30, 2008 are as follows:

2008	$160,481
2009	144,834
2010	121,831
2011	91,607
2012	-
Total minimum lease payments	518,753
Less: amount representing interest	(150,276)

Present value of net minimum lease payments	368,477
Less: current portion	(61,451)

Long-term portion	$307,026

The following is an analysis of the equipment under capital leases as of September 30, 2008, which is included in property and equipment:-

Equipment and vehicles	499,329
Less accumulated depreciation	(23,592)

Net	$475,727

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of $32,220. The leases, which require the Company to pay property taxes and maintenance, expire on December 31, 2008, September 15, 2009 and October 25, 2009. For the nine-months ended September 30, 2008, building rent expense was $289,979.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Notes payable to Hanoi Building Commercial Joint Stock Bank (Habubank), secured by machinery, equipment and deed of trust, annual interest rates ranging from 12% to 21%, maturity dates ranging from October 18, 2008 to September 30, 2009 .	$5,091,455	$2,805,433

Notes payable to Habubank, secured by machinery and equipment, annual interest rates ranging from 11% to 20%, maturity dates ranging from October 3, 2009 to August 15, 2010	1,954,601	3,092,452

Notes payable to Agribank - Eastern Hanoi Branch, secured by deed of trust, annual interest rates ranging from 17.4% to 19.5%, maturity dates ranging from June 30, 2008 to June 30, 2009. Currently negotiating to extend June 30, 2008 maturity to December 31, 2008.	3,635,887	4,153,400

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment, annual interest rate of 13.2%, matures on October 31, 2008.	87,830	608,757

Notes payable to Tu Liem Branch – Agribank, secured by deed of trust, annual interest rates ranging from 12% to 21%, maturity dates ranging from November 26, 2008 to September 23, 2009.	4,871,146	3,300,157

Notes payable to Tu Liem – Agribank, secured by machinery and equipment, annual interest rate of 14.16%, matures on December 2, 2008.	30,272	124,116

Notes payable to Military Commercial Joint Stock Bank, secured by machinery, equipment and deed of trust, annual interest rates ranging from 12% to 21%, maturity dates ranging from June 30, 2008 to July 6, 2009. Currently negotiating to extend June 30, 2008 maturity to December 31, 2008	1,153,701	702,497

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 21%, matures on October 17, 2010, December 19, 2010 and May 17, 2013	2,577,651	1,528,354

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 13.8%, matures on June 30, 2008. Currently negotiating to extend maturity date to December 31, 2008.	1,210,874	1,241,157

Notes payable to Agribank - Northern Hanoi Branch, secured by deed of trust, annual interest rates ranging from 14.4% to 20.4%, matures from December 17, 2008 to May 29, 2009.	15,160,778	12,190,737

Notes payable to North Hanoi – Agribank, secured by machinery and equipment, interest rates ranging from 13.2% to 16.8%, maturity dates ranging from September 28, 2009 to March 11, 2013.	3,024,289	2,523,786

Note payable to Agribank - Southern Hanoi Branch, secured by deed of trust, annual interest rate of 18.6%, matures on August 3, 2008.	-	1,005,683

Notes payable to South Hanoi – Agribank, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	507,504	789,107

Notes payable to Son La - BIVD, secured by deed of trust, annual interest rates ranging from 13.2% to 21%, maturity dates ranging from October 28, 2008 to February 11, 2009.	224,591	258,347

Notes payable to Son La - BIDV, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	113,762	116,607

Notes payable to Hoang Mai – Agribank, secured by deed of trust, annual interest at 15% and 17.4%, matures on February 23, 2009 and May 23, 2009	2,749,982	1,706,359

Notes payable to Hoang Mai – Agribank, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	3,646,820	2,608,789

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	202,115	414,340

Notes payable to Incombank-Yen Vien Branch, secured by machinery and equipment, annual interest rate of 10.5%.	-	163,833

Notes payable to North Ha Noi – BIDV , secured by machinery and equipment, annual interest rate of 12%, matures on June 30, 2012	327,306	447,195

Notes payable to Vietnam Development Bank – Son La Brand, secured by deed of trust, annual interest rate of 5.4%, maturity on February 28, 2011	783,667	803,266

Notes payable to VID Public Bank, secured by deed of trust, annual interest rate of 13.2%, matures on June 9, 2010	10,595	15,514

Notes payable to Housing Development Bank, secured by deed of trust, annual interest rate of 13.2%, matures on September 14, 2012	41,533	50,670

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate of 14.4%, matures on June 30, 2008. Currently negotiating to extend maturity date to December 31, 2008.	244,990	1,458,359

Notes payable to Vinashin Financial Company, secured by deed of trust, annual interest rate of 20.4%, matures on November 12, 2008	454,078	3,009,805

Notes payable to Lung Lo Construction JSC, secured by deed of trust, annual interest rate of 12%, matures on September 30, 2008	-	48,014

Notes payable to Petroleum Financial Company, secured by deed of trust, annual interest rate of 10.8%, matures on June 30, 2008. Currently negotiating to extend maturity date to December 31, 2008.	529,108	528,852

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	153,124	224,219

Notes payable to Vietnam Development Bank - Thua Thien Hue Brand, secured by machinery and equipment, annual interest rate of 11.28%, matures on December 25, 2008	1,816,310	-

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on January 08, 2009	635,709	-

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest rate of 14.4%, matures on September 30, 2008	-	1,117,041

Notes payable to various individuals, secured by deed of trust, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2008 and December 31, 2012	5,957,940	2,783,569

Total Notes Payable	$57,197,618	$49,820,415

ST Note payable and current portion of LT notes	45,271,271	41,202,014

Long-term debts	$11,926,347	$8,618,401

Future maturities on long-term debt are as follows:

October 2008 – September 2009	$4,862,667
October 2009 – September 2010	3,481,802
October 2010 – September 2011	1,915,227
October 2011 – September 2012	1,433,587
October 2012 – September 2013	233,064
$11,926,347

NOTE 10 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable amounting $36,783 and $534,182 and advances of $569,871 and $430,401 from various officers and directors of the Company as of September 30, 2008 and December 31, 2007, respectively.
The Company had other payables of $16,258 and $30,754 to officers and directors of the Company as of September 30, 2008 and December 31, 2007.
The Company had loans payable to officers and directors of $937,429 and $1,056,363 as of September 30, 2008 and December 31, 2007, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 14.4%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 5). These entities share common director with the Company.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

During the nine months ended September 30,2008,the Company issued 50,000 shares of common stock for legal services and 100,000 shares of common stock for consulting services. The total fair market value of these shares on date of issuance was $84,750.

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

Following is a summary of segment information for the nine months period ended September 30, 2008:

			Sales of
	Construction	Mining	Goods	Production	Others	Unallocated	Total
Sales	$37,641,074	$2,983,315	1,460,119	$369,588	$10,014	$-	$42,464,110
Operating income/(loss)	3,739,008	438,173	4,435	(70,174)	1,174	(1,777,164)	2,335,452
Total Assets	76,867,657	8,458,067	3,050,397	130,686	-	19,256,600	107,763,407
Capital Expenditure	10,487,584	348,513	939	-	-	895,794	11,732,830
Depreciation/Amortization	4,043,332	410,411	14,394	3,896	-	8,791	4,480,824

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

During 2007 and 2006, as described below, we acquired Cavico Vietnam Joint Stock Company, a corporation organized under the laws of Vietnam (“CVJSC”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of CVJSC occurred in multiple steps, as follows:

•
On April 18, 2006, we entered into an asset purchase agreement with CVJSC. Under the terms of the agreement, Cavico purchased all of the assets of CVJSC in consideration for the issuance to CVJSC of 79,000,000 shares of our common stock. CVJSC subsequently transferred 60,062,200 of these shares of our common stock to the former shareholders of CVJSC in return for their shares of CVJSC stock. An additional 18,937,800 shares of our common stock were deposited into a CVJSC bonus plan for that entity’s management, of which 4,937,800 shares were distributed to CVJSC’s management in 2006.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its subsidiaries: Cavico Vietnam Company Limited, Cavico Bridge and Underground Construction JSC (66% owned), Cavico Mining and Construction JSC (26% owned), Cavico Trading JSC(63% owned), Cavico Construction and Infrastructure Investment JSC(69% owned), Cavico Power and Resource JSC(78% owned), Cavico Transport JSC(74% owned), Cavico Hydropower Construction JSC(74% owned), Cavico Energy Construction JSC (38% owned), Cavico Tower JSC (39% owned), Cavico Industry and Technical Service JSC (65% owned), Cavico Manpower JSC (30% owned), Cavico Stone and Mineral JSC (35% owned), Cavico PHI Cement JSC (38% owned), Cavico Luong Son JSC (100% owned) and Cavico Land JSC (11% owned). Cavico Vietnam Company has a majority control in the management of all these subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue from construction contracts: For all construction contracts, revenue is recorded when the persuasive evidence of an arrangement exists, work has been completed, price is fixed or determined and collection is reasonably assured.

We recognize revenues from construction contracts, which include engineering, using the percentage-of-completion method, based primarily on work completed to date compared to total work to be completed. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Results of Operations

Results of operations for the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007.

Net sales

We generated $14,714,981 in net sales during the three-months ended September 30, 2008 compared to $7,713,921 during the three-months ended September 30, 2007, mostly from construction and mining projects. Company’s net sales from mining construction increased by $32,689 or 4% to $851,672 for the three-months ended September 30, 2008 from $818,982 for the three-months ended September 30, 2007. During the third quarter of 2008, mining activity in the Nui beo mine increased per the agreement with the owner of the mine. The Company’s net sales from civil construction increased by $6,802,115 or 106% to $13,219,147 for the three-months ended September 30, 2008 from $6,417,032 for the three-months ended September 30, 2007. This is mainly due to an increase in net sales generated from new hydropower construction projects such as ALuoi Hydropower Project of $1,852,938; Song Tranh Hydropower Project of $504,421; Dong Nai 4 Hydropower Project of $597,510; Dasiat Hydropower Project of $514,240; Dong Nai 3 Hydropower Project of $156,551; ZaHung Hydropower Project of $421,679; Dakmi 4 Hydropower Project of $224,668; Nam Chien 1 Hydropower Project of $190,458 and Angieri Project of $533,148. The Company’s net sales from other operations (leasing machinery and equipment, selling materials) decreased by $33,878 or 7% to $444,029 for the three-months ended September 30, 2008 from $477,907 for the three-months ended September 30, 2007. The Company’s net sales from production was $200,134 for the three-months ended September 30, 2008 from a new subsidiary - Cavico Industry and Technical Service which generates net sales from steel fabrication production.

Cost of production

Costs of goods sold were $13,160,823 and $6,748,985 for the three-months ended September 30, 2008, and 2007, respectively. Cost of goods sold includes capitalization of interest expenses of $700,886 and $592,732 for the three-months ended September 30, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in third quarter of the year 2008.

Cost of goods sold (without capitalization of interest expenses) increased by $6,303,684 or 102% to $12,459,937 for the three-months ended September 30, 2008 from $6,156,253 for the three-months ended September 30, 2007. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales increased by 5% to 85% for the three-months ended September 30, 2008 from 80% of sales for the three-months ended September 30, 2007.

Company’s cost of production from mining construction for the three-months ended September 30, 2008 was $682,653. The cost of production percentage to sales increased by 5% to 80% for the three-months ended September 30, 2008 from 75% of sales for the three-months ended September 30, 2007. Company’s cost of production from civil construction for the three-months ended September 30, 2008 was $11,895,308 which as a percentage of sales increased by 1% to 90% for the three-months ended September 30, 2008 from 89% of sales for the three-months ended September 30, 2007. The increase of cost of production from mining construction and civil construction as a percentage of sales was due to a high inflation in Vietnam in the third quarter of 2008. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the three-months ended September 30, 2008 was $403,043, which as a percentage of sales increased by 7% to 91% for the three-months ended September 30, 2008 from 84% for the three-months ended September 30, 2007. Company’s cost for steel fabrication production in the three-months ended September 30, 2008 was $179,819, which as a percentage of sales of 90%.

Gross Profit

The gross profit for the three-months ended September 30, 2008 was $1,554,158 or 11% of sales compared to $964,936 or 13% of sales for the three-months ended September 30, 2007. The increase in gross profit was primarily due to an increase in gross profit from civil construction. The decrease in gross profit is as a percentage of sales is mainly due to cost increase from inflation in Vietnam during the third quarter of 2008.

Operating expenses

The company’s general and administrative costs for the three-months ended September 30, 2008 were $1,731,260 compared to $1,065,646 for the same period in 2007, with an increase of $665,614. The increase was mainly due to the following:

•
Payroll expenses increased by $378,756 to $693,233 for the three-months ended September 30, 2008 from $314,477 for the same period in 2007. The increase in payroll expenses resulted from a 31% salary increase for all employees effective January 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $136,276 to $149,008 for the three-months ended September 30, 2008 from $12,732 for the same period in 2007.

•
Other administration cost of subsidiaries increased by $151,982 to $793,738 for the three-months ended September 30, 2008 from $641,756 for the same period in 2007. The increase in other administration cost mainly due to a high inflation in Vietnam in the third quarter of 2008.

Other Income (expenses)

The total other income (expenses) decreased by $6,558,508 to $1,310,728 as expense for the three-months ended September 30, 2008 from $5,247,780 as income for the three-months ended September 30, 2007. This decrease is mainly due to gain on sale of marketable securities of $5,600,318 for the three-months ended September 30, 2007 compared to a loss of $380,818 on sale of marketable securities for the three-months ended September 30, 2008. Other income also includes gain from disposal of fixed assets of $3,198 for the three-months ended September 30, 2008 compared to $20,592 in 2007. The interest income during the three-months ended September 30, 2008 was $232,430 compared to $466,962 for the same period in 2007.

Interest expenses excluding capitalized interest increased by $391,466 to $1,162,799 for the three-months ended September 30, 2008 from $771,333 for the same period in 2007. This increase is mainly due to the average loan’s interest rate increase from 12% per annum in 2007 to 21% per annum during the third quarter of 2008.

Net Income

The Company had net income of $148,984 for the three-months ended September 30, 2008, compared to net income of $3,710,095 for the same period in 2007. The decrease of $3,561,111 was mainly due to the decrease of $5,981,136 in gain on sale of marketable securities, the increase of $665,614 in general and administrative expenses, the decrease of $234,532 in interest income and the increase of $391,466 in interest expenses, offset by an increase in gross profit of $589,222 and a net tax decrease of $3,096,215.

Per discussions with the Vietnamese tax authorities, the Company accrued $2,941,959 of taxes related to the year ended December 31, 2007. During the period ended September 30, 2008, the Company determined that its actual tax obligation was much less than this original estimate and reduced the original accrual to the actual amount owed of $1,070,497.  The net of the prior year’s tax difference of $1,871,462 and current quarter’s income tax expense of $112,871 was presented as income tax benefit.

The net income per share was $0.00 for the three-months ended September 30, 2008 and $0.03 for the three-months ended September 30, 2007.

Results of operations for the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007.

Net sales

We generated $42,464,110 in net sales during the nine-months ended September 30, 2008 compared to $20,123,277 during the nine-months ended September 30, 2007, mostly from construction and mining projects. Company’s net sales from mining construction decreased by $51,946 or 2% to $2,983,315 for the nine-months ended September 30, 2008 from $3,035,261 for the nine-months ended September 30, 2007. This was due principally to a significant reduction in mining activity in the Nui beo mine in the first quarter of 2008 amounting $178,434 and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher net saless) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales from civil construction increased by $21,539,417 or 134% to $37,641,074 for the nine-months ended September 30, 2008 from $16,101,657 for the nine-months ended September 30, 2007. This is due to an increase in net sales generated from new hydropower construction projects such as ALuoi Hydropower Project of $6,291,145; Song Tranh Hydropower Project of $1,552,252; Dong Nai 4 Hydropower Project of $1,530,443; Dasiat Hydropower Project of $1,489,360; Dong Nai 3 Hydropower Project of $1,037,719; Nho Que Hydropower Project of $869,050; ZaHung Hydropower Project of $1,053,137; Dakmi 4 Hydropower Project of $607,780; Nam Chien 1 Hydropower Project of $501,941 and Angieri Project of $1,307,529. The Company’s net sales from other operations (leasing machinery and equipment, selling materials) increased by $483,774 or 49% to $1,470,133 for the nine-months ended September 30, 2008 from $986,359 for the nine-months ended September 30, 2007. The Company’s net sales from production was $369,588 for the nine-months ended September 30, 2008 from a new subsidiary, Cavico Industry and Technical Service with steel fabrication production.

Cost of production

Costs of goods sold were $35,258,645 and $17,359,704 for the nine-months ended September 30, 2008, and 2007, respectively. Cost of goods sold includes capitalization of interest expenses of $2,543,844 and $1,644,061 for the nine-months ended September 30, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans received during 2008.

Cost of goods sold (without capitalization of interest expenses) increased by $16,999,157 or 108% to $32,714,800 for the nine-months ended September 30, 2008 from $15,715,643 for the nine-months ended September 30, 2007. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 1% to 77% for the nine-months ended September 30, 2008 from 78% of sales for the nine-months ended September 30, 2007.

Company’s cost of production from mining construction for the nine-months ended September 30, 2008 was $2,382,433, which as a percentage of sales increased by 4% to 80% for the nine-months ended September 30, 2008 from 76% of sales for the nine-months ended September 30, 2007. Company’s cost of production from civil construction for the nine-months ended September 30, 2008 was $31,500,800, which as a percentage of sales decreased by 5% to 84% for the nine-months ended September 30, 2008 from 89% of sales for the nine-months ended September 30, 2007. The decrease of cost of production from mining construction and civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling materials) for the nine-months ended September 30, 2008 was $1,060,212, of which as a percentage of sales decreased by 7% to 72% for the nine-months ended September 30, 2008 from 79% for the nine-months ended September 30, 2007. Company’s cost for steel fabrication production in the nine-months ended September 30, 2008 was $315,200, which as a percentage of sales of 85%.

Gross Profit

The gross profit for the nine-months ended September 30, 2008 was $7,205,466 or 17% of sales compared to $2,763,573 or 14% of sales for the nine-months ended September 30, 2007. The increase in gross profit was primarily due to an increase in gross profit from civil construction. . The decrease in gross profit is as a percentage of sales is mainly due to cost increase from inflation in Vietnam during the third quarter of 2008.

Operating expenses

The company’s general and administrative costs for the nine-months ended September 30, 2008 was $4,820,348 compared to $3,308,045 for the same period in 2007, an increase of $1,512,303. The increase was mainly due to the following:

•
Payroll expenses increased by $1,049,207 to $1,926,528 for the nine-months ended September 30, 2008 from $877,321 for the same period in 2007. The increase in payroll expenses resulted from a 31% salary increase for all employees effective January 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $265,204 to $665,997 for the nine-months ended September 30, 2008 from $400,793 for the same period in 2007.

•
Other administration cost of other subsidiaries increased by $174,465 to $1,937,844 for the nine-months ended September 30, 2008 from $1,763,379 for the same period in 2007.

Rent expenses increased by $23,427 to $289,979 for the nine-months ended September 30, 2008 from $266,552 for the same period in 2007.

Other Income (expenses)

The total other income (expenses) decreased by $8,736,843 to $1,808,579 of expenses for the nine-months ended September 30, 2008 from $6,928,264 of income for the nine-months ended September 30, 2007. This decrease is mainly due to a gain on sale of marketable securities of $8,277,167 for the nine-months ended September 30, 2007 compared to a loss of $380,818 on sale of marketable securities for the nine-months ended September 30, 2008. This is offset by a gain on disposal of fixed assets of $53,528 for the nine-months ended September 30, 2008 compared to $20,592 in 2007. The interest income during the nine-months ended September 30, 2008 was $661,183 compared to $1,039,855 for the same period in 2007.

Interest expenses, excluding capitalized interest decreased by $271,086 to $2,133,179 for the nine-months ended September 30, 2008 from $2,404,265 for the same period in 2007. This decrease is mainly due to the Company’s reduced ownership of six subsidiaries in June 2007 and use of the proceeds of approximately $10 million to pay the short-term loans from the Banks.

Net Income

The Company had net income of $745,098 for the nine-months ended September 30, 2008, compared to $4,118,814 for the same period in 2007. The decrease of $3,373,716 was mainly due to the decrease of $8,657,985 in gain on sale of marketable securities, an increase in general and administrative expenses of $1,512,303 and the increase of $683,507 in minority interest which was offset by an increase in gross profit of 4,441,893, a net tax decrease of $3,153,278 and a decrease of $271,086 in interest expenses.

As explained earlier, the Company over-accrued $1,871,462 of taxes related to the year ended December 31, 2007. During the period ended September 30, 2008, the Company determined that its actual tax obligation was much less than original estimate and reduced the original accrual to the actual amount The net of the prior year’s tax difference of $1,871,462 and nine- month period’s income tax expense of $755,973 was presented as income tax benefit.

. The net income per share was $0.01 for nine-months ended September 30, 2008 and was $0.03 for nine-months ended September 30, 2007.

Liquidity and Capital Resources

The Company’s working capital as of September 30, 2008 decreased to $(13,764,754) compared to $(12,146,400) as of September 30, 2007 as current assets increased less than the increase in current liabilities. As of September 30, 2008, the Company had $1,824,481 in cash, accounts receivable of $21,648,365, an inventory of $3,943,403, construction work in progress of $27,372,361, investment available for sale of $2,239,505 and other current assets of $2,699,087. Our current accounts receivable was increased by $6,789,193 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our inventory for the nine-months ended September 30, 2008 was increased by $798,953 and construction work in progress increased by $2,216,078 from the prior year end. These increases were due to an increase in work in progress from new projects.

The Company's total current liabilities as of September 30, 2008 were $74,098,610 which was increased by $6,844,778 from the prior year end. The current liabilities included accounts payable of $10,769,711, accrued expenses of $5,336,581, advances from customers of $8,249,038, payable to employees of $3,473,129, and total current loans of $46,208,700. Advances from customers increased mainly due to Damb’ri HP project for which we received approximately $3.04 million and Nam Chien HP project for which we received approximately $0.5 million during the period ended September 30, 2008. Current Notes payable increased by $4,069,257 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Nam Chien HP, Song Tranh HP, Dong Nai 4 HP, Dasiat HP, Dong Nai 3 HP, Nho Que HP, ZaHung HP. At September 30, 2008, the Company's current liabilities exceeded current assets by $13,764,754

Cash flows

The Company used cash of $1,824,903 in operating activities for the nine-months ended September 30, 2008 while it used cash of $12,529,841 from operating activities for the same period in 2007. The major reasons are an increase in construction work in progress in the amount of $1,764,566 and $10,346,496 during the period September 30, 2008 and 2007, respectively.

In investing activities, the Company used net cash of $8,735,674 for the nine-months ended September 30, 2008 to purchase property, equipment and investments in other entities. The Company spent $9,262,159 for the purchase of fixed assets, which primarily included vehicles, equipment, machinery and intangible assets. The Company also received $798,931 in proceeds from disposal of fixed assets. Additionally, the Company purchased investments in other entities during the nine-months ended September 30, 2008 in the amount of $452,757 and received $180,311 from sale of investments. During the nine-months ended September 30, 2007, the Company used cash of $4,255,826 in investing activities, such as procurement of property and equipment totaling $10,874,144 and investments in other entities totaling $4,338,354 and received $1,381,930 from disposal of fixed assets and $9,574,742 from sale of investments.

During the nine-months ended September 30, 2008, the Company generated cash flows of $11,020,527 from financing activities, which included $53,367,570 from loan proceeds and repayments of loans in the amount of $45,000,365. The Company also received $2,692,055 proceeds from additional investments by minority interests during the nine-months ended September 30, 2008. During the nine-months ended September 30, 2007, the Company generated cash flows of $19,157,882 from financing activities including $41,619,738 in repayments of loans to others and $46,749,235 from loan proceeds , $4,838,093 proceeds from additional investments by minority interests and $9,263,408 from issuance of shares.

The Company generated net income of $745,098 and $4,118,814 for the nine-months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company has approximately $324.5 million for contract backlog. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

Substantially all of our revenues and expenses are denominated in Dong. However, we use the United States dollar for financial reporting purposes. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from operations in Vietnam.

Interest Rate Risk

We do not have significant interest rate risk, as most of our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk, as our major customers are government related and have good payment records. Our receivables are monitored regularly by our credit managers.

Inflation Risk

Vietnam is currently experiencing high inflation, The inflation rates for the nine months and three months ended September 30, 2008 have been 22% and 28%, respectively.

ITEM 4T -	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of September 30, 2008 , the end of the period covered by this report, the Company’s chief executive officer, chief financial officer and its head of the Audit Committee reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Contracts that we enter into with governmental entities may usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A sudden cancellation of a contract or our debarment from the bidding process could cause our equipment and work crews to remain idle for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the period ended September 30, 2008, Electricity of Vietnam accounted for 43.8% of our revenues. The loss of business from this entity or any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of September 30, 2008, in the aggregate, approximately 36,429,800 shares of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

None

Item 3-Defaults Upon Senior Securities

None.

Item 4-Submission of Matters to a Vote of Security Holders

None

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description
	31.1	CEO and CFO certification pursuant to Section 302 of The Sarbanes - Oxley Act of 2002
	32.0	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORP.
Date: November 12, 2008	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)