Form 10-K
period 2008-12-31
Cavico Corp
filed 2009-04-15
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number 0-52870

CAVICO CORP.
(Name of Issuer in its charter)

Delaware	20-4863704
( State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17011 Beach Blvd., Suite 1230, Huntington Beach, California	92647
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:   714-843-5456
Copies to:
Gregory Sichenzia, Esq.
Louis A. Brilleman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Tel: (212) 930-9700
Fax: (212) 930-9725

Securities Registered Under Section 12(b) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value $.001	Over-the-Counter Bulletin Board

Securities to be registered under Section 12(g) of the Act:
 Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,338,873.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 121,911,793 as of March 31, 2009.

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

ITEM 1.  BUSINESS

History

Cavico Corp. was incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 9, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 2, 2006, the Company’s name was changed to Cavico Corp.

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

Operations

Tunnel Construction. We apply what we believe to be the latest tunnel engineering methods such as NATM [New Austria Tunnel Method], and TBM [Tunnel Boring Machine] for the construction of highways, hydropower plants and civil infrastructure. Cavico Vietnam has an extensive network of tunnels that are used for government hydropower plants like Dai Ninh ( 300MW; 6000m length of tunnel diameter of 5.2m to 8m,) Buon Kuop ( 280MW; 5180m length of tunnel diameter of 7.5m to 8.6m ), Ban Ve ( 320MW; 1720m length of tunnel diameter of 5m to 7.8m ), Bac Binh (33MW; tunnel length  of 2644m with diameter of 5.2m ), Dong Nai 4 ( 340MW; tunnel length of 2926m with diameter of 5.5m to 9.2m ), Dong Nai 3 ( 180MW; tunnel length of 1305m with diameter of 8m to 9.2m ), Nam Chien ( 210MW; tunnel length of 9126m with diameter of 3.8m )  Bao Loc ( 24.5MW; tunnel length of 960m with diameter of 6.4m ), A Luoi ( 170MW; tunnel length of 13151m with diameter of 5.25m to 6.5m ), Dak Mi 4 ( 190MW; tunnel length of 3355m with diameter of 7.6m ), Za Hung ( 30MW; tunnel length of 1400m with diameter of 6m ), Dasiat ( 13.5MW; tunnel length of 2512m with diameter of 2.5m ), and Song Tranh 2 ( 190MW; tunnel length of 1200m with diameter of 9.9m ). We believe that Cavico Vietnam is the first company to use TBM tunnel technology in Vietnam, in the Dai Ninh Hydropower plant construction. We are also expertised in construction of surge sharfs, inclined penstocks for Hydro power plants applying the Alimax or Robin boring machine method.

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

Specifically, we expect to see strong growth in tunnel construction for roads and highways, especially in the large metropolitan areas of Hanoi, Hochiminh, Haiphong and Danang.

Dam Construction - Cavico Vietnam’s experience in dam construction for hydropower plants is diverse, ranging from dams with earth and stones, to concrete dams with curvilinear surfaces. Cavico Vietnam has current dam construction projects for hydropower plants in Buon TuaSha ( 86MW; dam length of 1037m, dam high of 492m; water reservoir volume of 430 million cubic meters ), Ba Ha ( 220MW; dam length of 808m, dam high of 110.7m; water reservoir volume of 350 million cubic meters ),  Cua Dat ( 97MW; dam length 1023m, dam high 119m, water reservoir volume of 1.45 billion cubic meters ),  and Ta Trach (dam length 1187m, dam high 60m, water reservoir volume 700 million cubic meters ).

Mining Construction - Cavico Vietnam utilizes modern equipment from companies such as Caterpillar, Volvo, Drilltech, Atlas, Copco and Tamrock for operations at the mines. Cavico Vietnam constructs coal mines in Nui Beo (Quang Ninh) and VietMindocoal (Quang Ninh). Cavico Vietnam intends to construct mines for the exploration of coal and iron ore in Australia and other countries. Under Vietnamese resources and mineral laws, operating mineral mines requires a license by the local Province or Ministry of Resources and Environmental or Prime Minister depending on reserve capacity of the mine, kind of mineral and size of the mine project. However, Cavico only constructs coal mines; it does not own them. Therefore, no special licenses are required.

Highway Construction - Cavico Vietnam has designed and built a large variety of highways from small to large, and from simple to complex, both in urban centers and in rural settings. Cavico helps clients find innovative ways to finance, deliver and manage highways and Cavico has been involved in flagship design/build ("DB") and build-operate-transfer ("BOT") projects. Our highway projects include:

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

Urban Development - Cavico Vietnam provides one-stop shopping for residential and commercial buildings, from permitting to design, and from construction management to operations and maintenance. Cavico Vietnam can provide comprehensive services through the life of a project, working as a team member, acting as a program manager, or leading an entire building project. Cavico Vietnam is currently developing a 27 floor office building in Hanoi, developing a Chieng Ngan 400 hectare new urban area in Son La and developing a Ngo Sai 10.4 hectare new urban area in Ha Noi. To date, the Company has not generated any revenues from these development projects.

The company is in the process of applying for an investment permit for Luong Son new tourism zone of 353.53 hectares which is a part of master plan to upgrade Luong son town during the next 10 years. This project will include a feasibility study to construct a tourist resort, including villas that may be offered for sale.

During the year ended December 31, 2008, we generated revenues of $4,259,850 from mining operations, $50,430,360 from construction operations, $463,613 from sale of production and $2,852,446 from other operation such as leasing machinery and equipment and the sale of materials. Costs of production were $3,315,077 for mining operation, $42,461,358 for construction operation, $383,496 for sale of production  and $2,252,985 for other operation.

Subsidiaries

Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The directors of Cavico Vietnam also hold positions on the boards of these subsidiaries. During 2008, we permitted some our subsidiaries to issue shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. We believe that this restructuring will result in more efficient and transparent management. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

The following table sets forth for our principal operating subsidiaries that generate more than five percent of our revenues on a combined basis, a summary of their main activities, Cavico Vietnam’s percentage of ownership and their revenues as a percentage of the combined company’s construction revenues for the year ended December 31, 2008.

Name	Principal Activity	Percentage Owned		Percentage of Construction Revenues of Combined Company
Cavico Bridge and Underground Construction JSC	Civil construction, specializing in tunnel and bridge construction, frequently in conjunction with hydro power construction projects	66.42%		28.87%

Cavico Mining and Construction JSC	Mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. Cavico Mining is publicly traded on HCMC stock exchange.	25.55	%(1)	13.01%

Energy Construction JSC	Civil construction, specializing in hydro power construction projects	37.57	%(2)	13.15%

Cavico Hydropower Construction JSC	Civil construction, specializing in hydro power construction projects	73.48	%(3)	11.50%

Cavico Infrastructure Construction JSC	Civil construction, specializing in infrastructure development and construction projects	68.83%		8.58%

Cavico Transport JSC	Civil construction, with an emphasis on road construction.	73.84%		6.99%

Cavico Construction Trading JSC	Trading of machinery, equipment and materials for civil construction industry.	63.39	%(4)

Cavico Power and Resource JSC	Civil construction, focus on power installation.	77.67%		14.02%

Cavico Tower	Office for leases	37.73	%(5)

Cavico Industry & Tech Service	Steel fabrication production	66.71	%(5)

Cavico Manpower	Labor supply for projects	30.00%		3.88%

Cavico Stone & Mineral	Production of white stone	35.50%

Cavico PHI Cement	Cement factory operation	92.90	%(5)

Luong Son International Tourist	Operation of tourism zone	93.16	%(5)

Cavico Land	Land investment and development	13.35	%(5)

(1)
In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 48.32% in 2006. In 2008, our percentage of ownership was reduced to 25.55% from 39.13% due to additional sale of ownership.  In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary. As a member of the World Trade Organization, the Vietnamese government has announced its commitment to open the country to free trade, which includes permitting unlimited foreign investments by the year 2009. We expect that by that time we will no longer be limited in our ownership of Cavico Mining.

(2)
This subsidiary was newly acquired by Cavico during the year 2007 with 37.57% ownership by Cavico.  In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary.

(3)	The percentage ownership has been increased to 73.48% in 2008 from 72.65% in 2007.
(4)	The percentage ownership has been increased to 63.39% in 2008 from 59.05% in 2007.
(5)	This subsidiary had no operations in 2008.

Investment

We may from time to time continue to act as a passive investor in projects that we develop and that are subsequently managed by unrelated parties. We may from to time also take a more active role in the management of certain projects. Projects that we have invested in include hydropower projects, cement plants, tourism, petroleum and land development projects. We have expanding our investment in wind power.  We have been also carrying on the exploration study of copper mine in Vietnam, copper mine and tin mine in Lao. These above mentioned investment is our targeted investment as we have expertise and experiences of long time involving in these field.

Customers

Our customers are found primarily in the public sector. Our largest customer is Electricity of Vietnam, a state owned utility.   During the year ended December 31, 2008 and 2007, contracts with this entity represented approximately 64% and 65%, respectively, of our revenue.

Suppliers

Most of our raw materials are purchased directly from manufacturers pursuant to simple purchase orders. We do not have long term contracts with any of our suppliers. All of the raw materials used in our construction projects are commodities that may be purchased from any source if any of our suppliers would cease to sell to us for any reason.

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts. Our backlog was approximately $251,963,000 at December 31, 2008. Approximately $90 million of this backlog is expected to be completed during 2009. We include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer; however, we have not been materially adversely affected by contract cancellations or modifications in the past.

Marketing

We have an extensive network of contacts within various levels of the Vietnamese national and local governments and are not currently engaged in any significant marketing efforts. We usually manage to be granted contracts based on the quality of our prior construction projects.

Contract Provisions and Subcontracting

Our contracts with our customers include “fixed unit price” or “fixed price” and “adjustment contracts”.  Under fixed unit price contracts which represent approximately 10% of our total contracts and may change from time to time, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. Our contracts are generally obtained through competitive bidding in response to advertisements by local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, project profitability can improve. The ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects carry other risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including additional construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

For the last four years, as a leading company in Vietnamese hydro power (HP) construction, we have been granted preferred construction contracts by the Government. State agencies have been using adjustment contracts for most large HPs in the hope of expediting the completion of HP projects. Under adjustment contracts, completion of work certifications are based on actual work completion in accordance with site inspections performed by engineers. Payments are made based on the price of local construction labor and materials and adjusted for inflation. The Government periodically issues new rates and guidelines that apply to HP projects to cover additional work as well as additional cost incurred in connection with the projects to provide incentives to the contractors accelerate completion of HP projects. As a result, our risk of cost overruns is reduced. However, the procedures to get rate guidelines approved may take from three to six months. Therefore, we must carry large quantities of work in progress on our balance sheet.

All government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past.  Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant. Generally, when contract conditions change, we  are able to negotiate modifications to the contract which mitigate this risk.

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

Equipment

The Company believes that it owns through its subsidiaries the largest private fleet of heavy construction equipment in Vietnam. The total value of all vehicles and pieces of machinery and equipment after depreciation at December 31, 2008, was $22,260,419 and includes the following equipment:

Type	Units
Tunnel Drill Machines 1 boom to 3 booms; for Tunnel Diameter from 8m2 to 80m2	18
Tunnel Wheel Loaders capacity from 2m3 to 3m3	24
Tunnel Dump Trucks capacity from 20 tons to 30 tons	24
Bulldozers capacity from 130hp to 385 hp	21
Excavators and wheel loaders capacity from 0.7m3 to 10m3	44
Off-Highway Dump Trucks capacity over 50 tons ( 32 m3 )	30
Light and medium Dump Trucks Capacity up to 15 tons	56
Open cut Drilling Rigs Dia 89mm - 225mm	20
Electronic Construction Survey Sets/Stations	33
Concrete Batching Plants capacity from 60 to 120m3/hour	10
Aggregate Crushing Plants/Stations capacity from 60 to 180 tons/hour	08
Concrete Pumps capacity up to 100m3/hour	45
Crawer Cranes capacity up to 100 tons	17
Site service cars	77
Other construction machinery and Equipments ( Generator sets, Air compressors, Transformers, shotcretes, pumps, Graders, Road Rollers, lift cars, Concrete mixer Trucks, sliding forms, etc )	467
Total	894

We believe that ownership of equipment is generally preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks. We are able to purchase used equipment and maintain repair facilities which keep the equipment in good working order. Most of our equipment brands are Caterpillar, Komatsu, Tamrock and Atlascopco. Many of our equipment was purchased during the year 2000 and 2005 with lower price compared to present and got 4 years to 9 years depreciation are still in good working condition.

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

Cavico's areas of strength include modern technology, advanced management, and professionally executed quality projects.

In Vietnam, we are aware of four other companies with expertise in our area of construction, namely Song Da Corporation,Vinaconex Corporation, Hydro-construction No. 4 Corporation and Agriculture Electric-mechanical construction Corporation. Cavico and Song Da are the two largest companies in the area of hydropower construction. At the current time, we are the principal contractors for more than 60% of the total quantity of tunnel construction works and have backlog of up to approximately 70% of tunnel construction projects and 30-40% dam construction works. We have stakes in approximately 90% of hydropower construction projects, approximately 10% of long high way/road development projects and about 5% of open cut mining construction. We are expanding our construction activities to Laos, Algeria and are focusing increasingly on Australia. We are also diversifying our efforts  in other construction and services fields such as steel fabrication and mechanical products/services exported to Australia and overseas. Within Vietnam, we believe we have a strong reputation, and the advantage of expertise in the construction of modern and complex projects.

During the past five years, we have acted as subcontractors for several large Japanese construction companies like Kumagai Gumi, Kajima, Maeda. This has resulted in additional involvement in large projects overseas likes manpower sub-contract to construct tunnels of high way in Algeria (Granted to us by Kajima) or tunnel construction contract for Theu Hinboun hydro power project in Lao.

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

Employees

The Company and its subsidiaries currently have approximately 3,000 employees (of which approximately 700 are engineers) located in Hanoi and throughout the country as well as more than 450 manpower in Algeria and a small number stationed in Australia. If and when the need arises, the Company intends to hire additional employees to meet the demand of a certain project.

The Company has always focused on building a dynamic and professional labor force by utilizing the following methods:

•	Regular salary adjustments commensurate with cost of living and inflation trends in the Vietnamese labor market.

•	Payment of incentive and performance bonuses.

•	Improvement of working place condition for our workers.

•	Continuous professional training.

•	Building of a company culture through various activities, including company newsletters, events, and other promotional activities which instill feelings of pride with the Company’s accomplishments.

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

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in Vietnam. Over the past several years, the government of Vietnam  has pursued economic reform policies. Changes in policies, laws and regulations or in their interpretations or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the year ended December 31, 2008, Electricity of Vietnam accounted for approximately 64% of our revenues. The loss of business from this entity or any one of those customers could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of December 31, 2008, in the aggregate, approximately 23,406,300 shares of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We do not meet the requirements for our stock to be quoted on NASDAQ, the American Stock Exchange or any other senior exchange and even if our securities quoted on the OTC Bulletin Board, the tradability in our securities will be limited under the penny stock regulations.

The liquidity of our securities may be restricted even they are included for quotation in the OTC Bulleting Board, should our securities fall within the definition of a penny stock.

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

If we fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our common stock could be subject to extreme volatility.

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

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the percentage equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share.  As of March 31, 2009, there were 169,002,307 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of this date to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to raise capital in the private or public markets. The issuance of additional shares of our common stock may significantly reduce the equity interest of investors in this offering; and may adversely affect prevailing market prices for our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

Cavico’s principal executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647. These offices consist of approximately 200 square feet leased on a month to month basis included in $2,000 per month of management fees. These offices are made available to Cavico under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc. Other services provided by Providential under the terms of this agreement include secretarial and receptionist services, office and computer equipment, and bookkeeping for the company’s U.S. operations. The agreement has a terms of two years, that is automatically renewable for one-year periods, unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the end of the agreement, or any renewal thereto.

Cavico's subsidiary, Cavico Vietnam, maintains its corporate headquarters in Hanoi, Vietnam, where it leases approximately 11,764 square feet of office space, and in other cities and townships throughout the country, where additional operations are conducted, equipment is maintained and stored, and research and/or development is conducted. Combined monthly lease payments for these locations amount to approximately $36,000.

The Company has a long term land lease commitment for a period of 50 years with respect to 14,960 square feet of land in Hanoi. It intends to build an office building of 27 floors with a total of 280,000 square feet available to the Company and its subsidiaries. It also intends to rent some of the space to commercial tenants.

The Company has a long term land  handed-over (70 years as per the current land law) in Son La consisting of an area of 160 hectares that the Company  intends to convert into a new urban area, including office buildings, commercial centers, super markets, condominiums and apartment buildings. Vietnam does not recognize land ownership. Rather, parcels of land are leased from and land use rights are granted by the Government. In general, land use rights may be exercised by the user in accordance with the purpose for which the land was designated as specified in the certificate of land use, and includes the right to develop the land. Land use rights certificate issued by the Government to the user specify the land is a) land lease to the user  or b) land hand-over to user. Land use rights may be assigned, lease, sub-leased, bequeathed and mortgaged. Grantees of land use rights are also entitled to compensation in the event the State recovers the land prematurely.

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

The Company owns additional offices and dormitories totaling 254,404 square feet and workshops totaling 376,931 square feet at construction sites owned by the Company and its subsidiaries. These properties were built by the Company on sites recorded as Company property for use for a period of three to ten years depending on the life of the construction contracts/projects. Upon completion of the construction contracts, the Company may relinquish its right to the property or sell the properties to the project owner/local entities.

The following table contains a summary of the Company’s properties owned and leased on a long term basis by its subsidiaries in Vietnam in square feet.

Name of company	Long-term Land Leased	Office Lease in Hanoi	Offices Built at Sites	Workshops Built at Sites	Location
Cavico Vietnam Company Limited		11,764			Song Da Building,Pham Hung, My Dinh, Ha Noi

Cavico Mining Construction Joint Stock Company		2,626	21,528	65,014	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Trading Joint Stock Company		1,507		8,611	CT3.2 Building, Me Tri Ha, Ha Noi

Cavico Bridge & Tunnel Construction Joint Stock Company		5,683	82,688	76,284	CT4 Building, My Dinh, Ha Noi

Cavico Vietnam Tower Joint Stock Company	14,960	926			CHP Building, Me Tri Ha,Tu Liem, Ha Noi

Chieng Ngan Urban Area	17,222,257				Chieng Ngan,Thi xa Son La, Son La

Cavico Energy Construction Joint Stock Company		2,662	28,255	96,821	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Transportation Joint Stock Company		2,883	12,917	8,611	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Infrastructure Investment and Construction Joint Stock Company		3,143	15,446	8,073	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Hydropower Construction Joint Stock Company		2,085	11,474	26,361	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Power and Resource Joint Stock Company		2,852	46,694	6,103	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Industry & Tech Service Joint Stock Company		1,615		23,681	My Dinh 2 Urban Zone, Tu Liem, Ha Noi

Cavico Manpower Joint Stock Company			31,215	53,820	CT4 Building, My Dinh, Ha Noi

Cavico Stone and Mineral Joint Stock Company		1,722	4,187	3,552	CT3.1 Building, Me Tri Ha, Ha Noi

Cavico PHI cement Joint Stock Company		1,399			SIMCO Building, Tu Liem , Ha Noi

Luong Son International Tourist Investment Joint Stock Company					Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Land Investment & Development JSC		1,593			Song Da Building,Pham Hung, My Dinh,Ha Noi

Total	17,237,217	42,460	254,404	376,931

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company may become subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently trading our common stock on the OTC Bulletin Board under the symbol of “CVIC”. We started trading in April 2008.

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal 2009	High	Low
Jan 2009	$0.12	$0.08
Feb 2009	$0.13	$0.09
March 2009	$0.13	$0.09

Fiscal 2008
First Quarter	N/A	N/A
Second Quarter	$1.75	$0.21
Third Quarter	$0.26	$0.15
Fourth Quarter	$0.17	$0.06

Number of Stockholders

As of December 31, 2008, there were 977  holders of record of our common stock.

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

Description of Securities

Our authorized capital consists of 300,000,000 shares of common stock, $.001 par value per share, of which 130,007,693 shares were issued and 121,911,793 shares were outstanding as of December 31, 2008, and 100,000,000 shares of Class B Preferred Stock, none of which are outstanding.

The following description is a summary and is qualified in its entirety by our Certificate of Incorporation and By-laws as currently in effect.

Each holder of common stock is entitled to receive ratable dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of the date of this filing, we have not paid any dividends on our common stock, and none are contemplated in the foreseeable future. We anticipate that all earnings that may be generated from our operations will be used to finance our growth.

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

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008 (Audited)(1)	2007 (Audited)(2)

Net sales	$58,006,269	$37,850,606
Income (loss) from operations	2,313,311	1,660,009
Net other income (expense)	(2,671,115)	7,705,139
Net income (loss )	631,816	5,894,868
Net income ( loss ) per share	0.01	0.05

Total assets	$112,788,065	$94,518,004
Total liabilities	$94,014,495	$76,342,878

(1)	During the year 2008, we added Cavico Tower, Cavico ITS, Cavico Manpower, Cavico Stone & Mineral, Cavico PHI, Cavico Luong Son and Cavico Land.

(2)
During the year 2007, we acquired additional interest and control of  Cavico Energy, a new subsidiary. Also, the significant increase in other income is mostly from sale of available- for- sale securities of Habubank.

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

Background

Cavico Corp. (the “Company,” “Cavico” or “we”) was incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 9, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 2, 2006, the Company’s name was changed to Cavico Corp.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/08	12/31/07
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	66%
Cavico Mining and Construction JSC	26%	26%
Cavico Trading JSC	63%	63%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	78%	78%
Cavico Transport JSC	74%	74%
Cavico Hydropower Construction JSC	73%	73%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	38%	39%
Cavico Industry and Technical Service JSC	67%	65%
Cavico Manpower JSC	30%	30%
Cavico Stone and Mineral JSC	36%	35%
Cavico PHI Cement JSC	93%	38%
Cavico Luong Son JSC	93%	100%
Cavico Land JSC	13%	11%

Cavico Vietnam Company has a control in the management and decision making of all these subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

We grant credit to customers within Vietnam and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries that we serve. Our main customers were project management units established by Electricity of Vietnam, which accounts for 49.65% of all accounts receivable. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. We reserved for uncollectable amounts of $597,349 and $369,590 for the year ended December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. We follow the practice of capitalizing property and equipment purchased over $600.   The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets, which range from two to twenty five years.

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

Real Estate Activities

Cavico Tower’s, one of our subsidiaries,  principal business activities consist of civil and industrial construction; internal and external fitting out; land leveling and surface improvement; building leasing; real estate business; restaurants and supermarkets operation; real estate consulting; machine and equipment leasing; materials, machinery and equipment trading for construction, transport, hydropower; dealers for buying and selling goods, construction materials trading. During the year 2008, the major activities of the Company were capital expenditures related to building construction  in the amount of $1,519,241.

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

We recognize revenues from construction projects based upon work that is periodically certified as completed by our customers or which is virtually complete. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work  to date.  Costs related to work performed but not completed are included in work in progress. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Other Comprehensive Income

We have adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”. SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statement.

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

Results of Operations

Results of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Net Sales

We generated $58,006,269 in net sales during the year ended December 31, 2008 compared to $37,850,606 during the year ended December 31, 2007, mostly from construction and mining projects. Company’s net sales from mining construction decreased by $62,621 or 1% to $4,259,850 for the year ending December 31, 2008 from $4,322,471 for the year ending December 31, 2007. This was due principally to a reduction in mining activity in the Nui Beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales  from civil construction increased by $18,936,592 or 60% to $50,430,360for the year ending December 31, 2008 from $31,493,768 for the year ending December 31, 2007. This is due to an increase in hydro power construction projects. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $1,281,692 or 63% to $3,316,059 for the year ending December 31, 2008 from $2,034,367 for the year ending December 31, 2007.

The revenues from our major projects in 2008 compared  to 2007 are as follows;

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Bac Binh	Daksrong
2008	$7,925,582	$7,525,751	$4,654,046	$2,218,872	$1,723,083
2007	4,218,525	1,120,120	2,992,497	634,483	1,377,619

Contract Amount	31,226,535	53,662,263	13,322,030	6,176,577	4,454,112
Contract period	2003-2008	2007-2010	2006-2008	2004-2007	2007-2008

The revenues from Buon Kuop Project increased by $3,707,057 or 88% during  the year ending December 31, 2008 compared to the year ending December 31, 2007 and revenue for the year ending December 31, 2009 are anticipated approximately $2.8 million as the project is being completed. The revenues from  A Luoi Tunnel Project increased by $6,405,631 or 572% for the year ending December 31, 2008 compared to  the year ending December 31, 2007 and revenue for the year ending December 31, 2009 is  anticipated approximately $10.7 million. The revenues from Buon TuaSha Project increased by $1,661,549 or 56% for the year ending December 31, 2008 compared to  the year ending December 31, 2007 and the Company anticipates approximately $3.7 million in revenue for the year ending December 31, 2009.

Cost of production

Costs of Goods sold were $48,712,916 and $31,339,235 for the year ended December 31, 2008 and 2007, respectively.  Cost of Goods sold includes capitalization of interest expenses of $5,872,378 and $3,045,838 for the year ended December 31, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in 2008.

Cost of Goods sold (without capitalization of interest expenses) increased by $14,547,141 or 51% to $42,840,538 for the year ending December 31, 2008 from $28,293,397 for the year ending December 31, 2007. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 1% to 74% for the year ended December 31, 2008 from 75% of sales for the year ended December 31, 2007.

Company’s cost of production from mining construction for the year ended December 31, 2008 was $3,315,077, of which as a percentage of sales increased by 16% to 78% in 2008 from 62% of sales for the year ended December 31, 2007. The increased cost of production from mining construction as a percentage of sales was due to increase of the inflation which resulted in cost of fuels, materials, spare parts increase. Company’s cost of production from civil construction for the year ended December 31, 2008 was $42,461,358, of which as a percentage of sales decreases by 1% to 84% for the year ended December 31, 2008 from 85% of sales for the year ended December 31, 2007. The decrease of cost of civil construction as a percentage of sales was due to the improvement in efficiency of machinery and equipment. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the year ended December 31, 2008 was $2,636,481, of which as a percentage of sales increased  by 8% to 80% for the year ended December 31, 2008 from 72% for the year ended December 31, 2007. The increase of cost of production from other operation as a percentage of sales was due to decrease of demand in trading which result in smaller sales price increase compared to cost increase.

The cost of goods sold including project depreciation and interest from our major projects in 2008 compared to 2007 are as follows;

2008	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Bac Binh	Daksrong
Cost of goods sold	$7,722,660	$6,088,541	$4,262,512	$2,752,757	$1,744,058
Depreciation	234,601	558,265	514,143	135,259	124,296
Interest	352,645	742,701	737,461	306,908	205,651

2007	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Bac Binh	Daksrong
Cost of goods sold	$3,595,349	$539,577	$2,811,692	$784,476	$997,733
Depreciation	348,753	55,975	281,756	232,565	104,383
Interest	152,831	92,296	488,958	377,462	101,461

The costs of goods sold on these projects were increased in 2008 compared to 2007  generally in proportion to the increase in revenue.

The cost of goods sold from Buon Kuop project increased by $4,127,311 or 115% during  the year ending December 31, 2008 compared to the year ending December 31, 2007.  The percentage of cost of good sold to sales was increased to 97% in 2008 compared to 85% in 2007.  The cost of goods sold from  A Luoi Tunnel project increased by $5,548,964, or 102%  for the year ending December 31, 2008 compared to 2007 since the project started in 2007. The percentage of cost of good sold to sales for this project increased to 81% in 2008 compared to 48% in 2007. The cost of goods sold from Buon TuaSha project increased by $1,450,820 or 52% for the year ending December 31, 2008 compared to  2007. The percentage of cost of good sold to sale for this project was decreased to 92% in 2008 compared to 94% in 2007.

Gross Profit

The gross profit for the year ended December 31, 2008 was $9,293,353 or 16% of sales compared to $6,511,371 or 17% of sales for the year ended December 31, 2007. The increase in gross profit is due to an increase in sales by $20,155,663 in comparison to increase in cost of goods sold by $17,373,681 as described above.

The gross profits from our major projects in 2008 compared to 2007 are as follows:

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Bac Binh	Daksrong
2008	$202,922	$1,437,210	$391,534	$(533,885)	$(20,975)
2007	623,176	580,543	180,805	(149,993)	379,886

The Company recorded losses from Bac Binh project and Daksrong project in 2008. This was due to extension  of projects and a loss of time  caused by bad weather in Bac Binh and Daksrong as well as a delay by project consultant and  other contractors ( Daksrong ). The Company has not gotten a compensation approval from the clients for these additional costs.

Operating expenses

The company’s operating expenses in 2008 was $6,980,042, compared to $4,851,362  in 2007 with an increase of $2,128,680. The increase in operating expenses was mainly resulted from increased in the size of our support facilities as we prepare for the future growth of the Company and its subsidiaries, noted as follows:

·	Rent expenses increased by $75,122 to $439,270 for the year ended December 31, 2008 from $364,148 for the year ended December 31, 2007.

·	Payroll expenses increased by $835,406 to $2,463,276 for the year ended December 31, 2008 from $1,627,870 for the year ended December 31, 2007.

·	Other administration cost of other subsidiaries increased by $593,724 to $2,505,140 for the year ended December 31, 2008 from $1,911,416 for the year ended December 31, 2007.

·
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $769,801 to $1,279,949 for the year ended December 31, 2008 from $510,148 for the year ended December 31, 2007.

·	Selling expenses were decreased by $3,924 to $78,779 for the year ended December 31, 2008 from $82,703 for the year ended December 31, 2007.

The Company also recorded a bad debt expense of $212,828 and $404,044 for the year ended December 31, 2008 and 2007, respectively.

Other Income (expenses)

The total other income (expenses) decreased by $10,376,254 to $2,671,115 as expenses for the year ended December 31, 2008 from $7,705,139  as income for the year ended December 31, 2007. Other income includes gain from disposal of fixed assets and leased machinery of $44,471 for the year ended December 31, 2008 compared to $119,986  in 2007. Other income also includes loss on sale of marketable securities of  $439,934 for the year ended December 31, 2008 compared to a gain of $9,684,686  in 2007. During the year ended December 31, 2007, we sold 1,897,985 shares of common stock of Habubank and received $7,073,823 with a profit of $5,065,028 and we also sold shares of common stock of six subsidiaries to reduce the ownership in these entities from 100% to a range of 49% to 72% and received $8,419,607 with a profit of $3,543,201. In 2007 we sold 538,370 shares of common stock of Cavico Mining to reduce the ownership in this entity from 50 % to 39% and received $1,563,752 with a profit of $627,533. Income from sales of our investment at other subsidiaries was $448,924 for the year ended December 31, 2007. We recorded $100,982 loss on foreign currency exchange for the year ended December 31, 2008 compared to $250,870 loss in 2007. This loss was resulted from the currency exchange difference measured at the year end on the loan in Euro. The interest income during the year ended December 31, 2008 was $891,898 compared to $1,046,394 in 2007.

Interest expense excluding capitalized interest increased by $175,045 to $3,101,243 for the year ended December 31, 2008 from $2,926,198 for the year ended December 31, 2007. The increase was due to additional loans added in 2008.

Net Income

The Company had net income of $631,816 for the year ended December 31, 2008, compared to $5,894,868 for the year ended December 31, 2007. The decrease of $5,263,052 was mainly due to the decrease of $10,124,620  in gain on sale of marketable securities and an increase in operating expenses of $2,128,680 and the increase of $508,867 in minority interest which was offset by an increase in gross profit of 2,781,982, and taxes change of $4,968,767 from $2,283,822 as a tax benefit in 2008 compared to $2,684,945  as a tax expense in 2007.

The net income per share for the year ended December 31, 2008 was $0.01 compared to $0.05 for the year period ended December 31, 2007.
The decrease in unrealized gains of $9,639,883 in marketable securities resulted from an unrealized loss of $6,352,628 in 2008 and an unrealized gain of 3,287,255 in 2007.  The cost and current fair value of the marketable securities as of December 31, 2008 were $4,475,051 and $1,820,406, respectively.  The majority of marketable securities are invested in Vietnamese companies.

Liquidity and Capital Resources

The Company’s working capital deficit as of December 31, 2008 increased to $(26,621,023) compared to $(15,611,618) as of December 31, 2007 as current assets increased less than the increase in current liabilities. The major factors  contributed to this decrease in working capital in 2008 compared to 2007 were a decrease of $8,033,630 in investment available for sale and an increase of $9,179,246 in advances from customers . Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $50,141,069 in maturing debts in 2009 of which $12,455,320 has been paid off in the first quarter of 2009.

As of December 31, 2008, the Company had $3,148,985 in cash, current accounts receivable of $9,184,339, an inventory of $3,940,768, a construction WIP of $29,606,602 and net fixed assets of $22,979,090. Our current accounts receivable was increased by $1,525,068 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our current construction WIP for the current year was increased by $6,992,796 from the prior year end. Our construction WIP increase was due to an increase in work in progress from new projects. We anticipate our accounts receivable and inventory will continue to increase in 2009 as we completed and  added more new  projects.

The Company's total current liabilities as of December 31, 2008 were $84,504,794 which was increased by $17,070,430 from the prior year end. The current liabilities were represented mainly accounts payable of $10,234,650, accrued expenses of $4,485,336, advances from customers of $15,102,331, and short term loans, including loans from related parties of $50,349,736. Advances from customers increased mainly due to Damb’ri HP project for which we received approximately $3.04 million, Nam Chien HP project for which we received approximately $0.5 million and Ta Trach HP project  for which we received approximately $4.99 million during the year ended December 31, 2008. Current Notes payable including loans from related parties increased by $8,091,359 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Nam Chien HP, Song Tranh HP, Dong Nai 4 HP, Dasiat HP, Dong Nai 3 HP, Nho Que HP, ZaHung HP. We anticipate our current liabilities will continue to increase in 2009 as we  added new loans and received advances for new  projects.

Cash flows

The Company used cash of $835,595  in operating activities for the year ended December 31, 2008 compared to $10,095,134 from operating activities for the year ended December 31, 2007. The major reasons are an increase in advances from customer  of $10,135,499 in 2008 compared to $4,792,728 in 2007. an increase in payable to employees in the amount of $2,009,274  and $48,346  during the year ended December 31, 2008 and 2007, respectively and due to a reduction in gain or loss from other investment activities  from gain of $9,684,686 in 2007 to $439,934 loss in 2008.

In investing activities, the Company used net cash of $12,769,359 for the year ended December 31, 2008 to purchase property, equipment and investments in other entities. The Company spent $13,053,533 for the purchase of fixed assets, which primarily included vehicles, equipment, machinery and intangible assets. The Company also received $527,718 in proceeds from disposal of fixed assets. Additionally,  the Company purchased investments in other entities during the December 31, 2008 in the amount of $472,592 and received $179,360 from sale of investments.  The Company used net cash of $5,539,509 for the year ended December 31, 2007 in purchase of property, equipment and investments in other entities. The Company spent $9,367,374 for the purchase of fixed assets, which primary include for the purchase of vehicles, equipment, machinery and intangible assets. The Company also received $726,171 in proceeds from disposal of fixed assets. Also, the Company’s investments in other entities during the year 2007 increased by $12,054,906 and proceeds from sales of investment were $15,121,687.

During the year ended December 31, 2008, the Company generated cash flows of $15,489,909 from financing activities, which included $87,478,969 from loan proceeds and repayments of loans in the amount of $76,007,827. The Company also received $3,795,675 proceeds from additional investments by  minority interests during the year ended December 31, 2008. During the year ended December 31, 2007, the Company generated cash flows of $16,291,720 from financing activities, which included $9,131,721 from common shares issued, and $69,909,001 from loan proceeds and  repayments for loans of $68,481,879. The Company also received $5,859,035 proceeds from additional investments by  minority interests during the year ended December 31, 2007.

The Company generated net income of $631,816 and $5,894,868 for the year ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has approximately $252 million for contract backlog. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

Inflation Risk

Vietnam is currently experiencing high inflation, The average inflation rate for the year ended December 31, 2008 was 23%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAVICO CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
December 31, 2008 and 2007

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Income for Years Ended December 31, 2008 and 2007	F-4

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavico Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cavico Corp. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and  comprehensive income, stockholders’ equity  and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavico Corp. and Subsidiaries at December 31, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
Certified Public Accountants
San Francisco, California

April 6, 2009

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

Current Assets:
Cash	$3,148,985	$1,412,201
Investments, available for sale	1,820,406	9,854,036
Accounts receivable -trade- net	9,184,339	7,659,271
Receivable - other	7,491,803	4,852,957
Inventory	3,940,768	3,144,450
Work in process	29,606,602	22,613,806
Receivables and advances from related parties	1,088,596	673,057
Other current assets	1,602,272	1,612,968
Total current assets	57,883,771	51,822,746

Fixed Assets:

Temporary housing assets	548,642	432,460
Machinery and equipment	26,411,441	20,671,611
Vehicles	12,211,356	12,666,344
Office and computer equipment	780,756	710,160
	39,952,195	34,480,575
Less accumulated depreciation	(16,973,105)	(12,808,293)
Net fixed assets	22,979,090	21,672,282

Intangible Assets:
Goodwill	855,947	921,703
Licenses - net	301,885	25,941
Net Intangible Assets	1,157,832	947,644

Other Non Current Assets:
Investments, non-consolidated companies & JVs	3,065,516	2,585,636
Long-term retention receivables	14,933,897	7,770,407
Prepaid expenses	2,530,944	1,910,527
Long-term work in process	9,473,411	6,535,668
Other assets	763,604	1,273,094
Total other assets	30,767,372	20,075,332

TOTAL ASSETS	$112,788,065	$94,518,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,214,130	$10,676,932
Accounts payable – related parties	20,520	45,547
Accrued expenses	4,485,336	6,092,787
Advances from customers	15,102,331	5,923,085
Payable to employees	4,220,124	2,412,672
Notes payable - current	50,141,069	41,202,014
Notes payable - related parties	208,667	1,056,363
Current portion of capital lease obligations	112,617	24,964
Total current liabilities	84,504,794	67,434,364

Long-Term Debt:
Capital lease obligations – long-term	269,307	39,243
Long-term debt	9,240,394	8,869,271
Total long-term debt	9,509,701	8,908,514

TOTAL LIABILITIES	94,014,495	76,342,878

Minority interest in subsidiaries	15,562,700	8,806,976

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized; 130,997,693 and 130,847,693
shares issued, 121,911,793 and 116,761,793 shares outstanding, respectively	121,912	116,762
Additional paid-in capital	13,501,001	13,121,401
Accumulated deficit	(6,547,740)	(6,950,248)
Accumulated other comprehensive income (loss)	(3,864,303)	3,080,235
Total stockholders' equity	3,210,870	9,368,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,788,065	$94,518,004

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Civil construction	$50,430,360	$31,493,768
Mining construction	4,259,850	4,322,471
Commercial activities	3,316,059	2,034,367
Total revenue	58,006,269	37,850,606

Cost of Goods Sold:
Civil construction	42,461,358	27,187,859
Mining construction	3,315,077	2,682,428
Commercial activities	2,636,481	1,468,948
Total cost of goods sold	48,712,916	31,339,235

Gross Profit	9,293,353	6,511,371

Operating Expenses:
Selling expenses	78,779	82,703
General & administrative expenses	6,901,263	4,768,659
Total operating expenses	6,980,042	4,851,362

Total income from operations	2,313,311	1,660,009

Other income (expenses):
Gain on disposal of assets	44,471	119,986
Other income	34,675	31,141
Gain (loss) on sales of marketable securities	(439,934)	9,684,686
Loss on foreign currency exchange	(100,982)	(250,870)
Interest income	891,898	1,046,394
Interest expense	(3,101,243)	(2,926,198)
Total other income (expense)	(2,671,115)	7,705,139

Income before income taxes and minority interest	(357,804)	9,365,148

Income taxes benefit (expense)	2,283,822	(2,684,945)

Income before minority interest	1,926,018	6,680,203

Minority interest in consolidated subsidiaries	(1,294,202)	(785,335)

Net income	$631,816	$5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(6,352,628)	3,287,255
Foreign currency translation adjustment	(591,910)	38,223
Comprehensive income (loss)	$(6,312,722)	$9,220,346

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	117,669,053	115,272,234
Net income per common share-basic and diluted	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

						Accumulated
	Common Stock		Additional Paid-in	Subscription	Accumulated	other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income(loss)	Equity

Balance, December 31, 2006	81,306,382	$81,306	$4,040,136	$(15,000)	$(12,945,137)	$(245,243)	$(9,083,938)

Shares issued for cash	35,740,000	35,740	9,080,981	-	-	-	9,116,721
Shares returned and to be issued	(284,589)	(284)	284	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	38,223	38,223
Unrealized gain on securities available for sale	-	-	-	-	-	3,287,255	3,287,255
Consolidation of Cavico Energy	-	-	-	-	100,021	-	100,021
Cash received on subscription receivables	-	-	-	15,000	-	-	15,000
Net income	-	-	-	-	5,894,868	-	5,894,868
Balance, December 31, 2007	116,761,793	$116,762	$13,121,401	$-	$(6,950,248)	$3,080,235	$9,368,150
Shares issued for services	150,000	150	84,600	-	-	-	84,750
Shares issued for cash	5,000,000	5000	295,000	-	-	-	300,000
Foreign currency translation adjustment	-	-	-	-	-	(591,910)	(591,910)
Unrealized loss on securities available for sale	-	-	-	-	-	(6,352,628)	(6,352,628)
Consolidation of additional subsidiaries	-	-	-	-	(229,308)	-	(229,308)
Net income					631,816	-	631,816
Balance, December 31, 2008	121,911,793	$121,912	$13,501,001	$-	$(6,547,740)	$(3,864,303)	$3,210,870

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net income	$631,816	$5,894,868
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,985,845	4,661,372
Change in provisions for uncollectible receivables	212,828	83,525
Gain on sale of fixed assets	(44,471)	(119,986)
(Gain) loss from other investment activities	439,934	(9,684,686)
Minority interest	1,294,202	785,335
Stock issued for services	84,750	-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(12,403,280)	(9,709,796)
Increase in inventory	(1,004,665)	(628,314	) )
Increase in construction WIP	(6,608,044)	(6,808,957)
Decrease (increase) in other assets	(483,266)	(1,792,742)
Increase in advances from customer	10,135,499	4,792,728
Increase in payable to employees	2,009,274	48,346
Increase(decrease) in accounts payables and accrued expenses	(1,086,017)	2,383,173
Total adjustments	(1,467,411)	(15,990,002)
Net Cash Used in Operating Activities	(835,595)	(10,095,134)

Cash Flows from Investing Activities:
Purchase of property , equipment and intangible assets	(13,053,533)	(9,367,374	) )
Cash acquired in consolidation of new entities	49,688	34,913
Proceeds from withdrawals of investments in nonconsolidated companies	179,360	15,121,687
Purchase of investments in nonconsolidated companies and joint venture	(472,592)	(12,054,906	) )
Proceeds from sales of fixed assets	527,718	726,171
Net Cash Used in Investing Activities	(12,769,359)	(5,539,509	) )

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	3,795,675	5,859,035
Proceeds from shares issued	300,000	9,131,721
Proceeds from notes payable	84,818,167	66,674,053
Proceeds from notes payable - related parties	2,660,802	3,234,948
Payments of notes payable- others	(73,082,393)	(63,949,376)
Payments of notes payable- related parties	(2,925,434)	(4,532,503)
Payments of capital leases obligations	(76,908)	(126,158)
Net Cash Provided By Financing Activities	15,489,909	16,291,720

Increase in Cash	1,884,955	657,077

Cash at Beginning of period	1,412,201	716,901
Effect of foreign currency translation	(148,171)	38,223

Cash at End of period	$3,148,985	$1,412,201

Supplemental Cash Flow Information:
Interest paid	$8,890,961	$5,417,369
Taxes paid	$124,590	$500,366
Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$509,482	$32,100
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as cost method investments;
Accounts receivable and other current assets	$2,257,815	$2,018,015
Inventory	4,718	225,949
Construction Work in Progress	325,832	2,055,375
Other Assets	108,753	238,466
Accounts payable & Accrued expenses	640,476	4,194,988
Payable to employees	537,963	126,228

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Cavico Corp and Subsidiaries, (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in November 2004 the name was changed to Agent 155 Media Group, Inc. In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam. Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (“CVJSC”) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 2, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

The merger of Agent 155 Media Group, Inc. with “CVJSC” was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CVJSC obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with CVJSC being treated as the continuing entity. The historical financial statements to be presented are those of CVJSC.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities that the Company controls directly or indirectly. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/08	12/31/07
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	66%
Cavico Mining and Construction JSC	26%	26%
Cavico Trading JSC	63%	63%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	78%	78%
Cavico Transport JSC	74%	74%
Cavico Hydropower Construction JSC	73%	73%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	38%	39%
Cavico Industry and Technical Service JSC	67%	65%
Cavico Manpower JSC	30%	30%
Cavico Stone and Mineral JSC	36%	35%
Cavico PHI Cement JSC	93%	38%
Cavico Luong Son JSC	93%	100%
Cavico Land JSC	13%	11%

During the years ended December 31, 2008 and 2007, the following entities were added  in the consolidation.

Name of Entity	Consolidation Date	Percentage of ownership	Description of business
Cavico Tower	April 01, 2008	39%	Office for leases
Cavico ITS	April 01, 2008	66%	Steel fabrication production
Cavico Manpower	April 01, 2008	100%	Labor supply for projects
Cavico Stone & Mineral	July 01, 2008	35%	Production of white stone
Cavico PHI	July 01, 2008	38%	Cement factory operation
Cavico Luong Son JSC	July 01, 2008	100%	Operation of tourism zone
Cavico Land JSC	July 01, 2008	11%	Land investment and development
Cavico Energy	April 01, 2007	38%	Civil construction, specializing in hydro
			power construction projects

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company maintains the majority of its cash at commercial banks and as cash on hand. The total cash balances  in the commercial banks are insured by the state bank of Vietnam. The Company’s bank account in United States at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Investment in Marketable Securities

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  Marketable securities that are actively traded  in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale investments are stated at fair value with net unrealized gains or losses reported in stockholders’ equity as other comprehensive income(loss).  Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value.  Realized gains and losses, and declines in value judged to be other than temporary are included in other income.  The cost of securities sold is computed using the specific identification method.

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2008, the Company had a reserve for doubtful accounts of $597,349 of which $227,759 was reserved for current receivable and $369,590 for long-term receivable. As of December 31, 2007, the Company had a reserve for doubtful accounts of $385,713 of which $186,703 was reserved for current receivable and $199,010 for long-term receivable.

Inventories

Inventories consist of supplies and raw materials. Supplies, such as fuel and spare parts, are carried at the weighted average cost. Raw materials are valued at lower of cost or market.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs  included in work in process were $4,235,405 and $2,458,732 at December 31, 2008 and 2007, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when cerified revenue is recognized. As of December 31, 2008 and 2007, the Company recorded  a long term work in process of $9,473,411 and $6,535,668, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of December 31, 2008 and 2007, the reserves against work in process were $843,494 and $844,285 respectively.

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

Temporary housing assets	5 years
Machinery and Equipment	5 to 7 years
Vehicles	3 to 10 years
Office Equipment	3-8 years
Computer software	5 years

Depreciation expense for the years ended December 31, 2008 and 2007 was $5,985,845 and $4,661,372,  respectively.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At December 31, 2008 and 2007, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets

The Company reviews annually for impairment of intangible assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment on Disposed of Long lived Assets. In accordance with SFAS 144, an impairment loss will be recognized if carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its value. As of December 31, 2008 and 2007, no impairment was recorded.

Goodwill

We perform goodwill impairment tests in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We perform these impairment tests annually during our fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure and record the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As of December 31, 2008 and 2007, no impairment of goodwill was recorded.

Real Estate Activities

Cavico Tower’s, one of our subsidiaries,  principal business activities consist of civil and industrial construction; internal and external fitting out; land leveling and surface improvement; building leasing; real estate business; restaurants and supermarkets operation; real estate consulting; machine and equipment leasing; materials, machinery and equipment trading for construction, transport, hydropower; dealers for buying and selling goods, construction materials trading. During the year 2008, the major activities of the Company were capital expenditures related to building construction  in the amount of $1,519,241.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The Company’s fair value of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and short term notes payable approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments  are recorded at fair values.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in Note 7. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At December 31, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The portion of revenue related to retentions ranges from 5% to 15% depending on each contract and is not recognized until the retention period has expired. The Company has recorded  $14,933,897 and $7,770,407 as long term retention receivable at December 31, 2008 and 2007, respectively. To date, the Company has not incurred any warranty costs.

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

Major Customers  and Suppliers

The Company generated  64% and  70% of total revenues from  major customers,   in the year ended December 31, 2008 and 2007, respectively. The accounts  receivable balance for these customer at December 31, 2008 and 2007 was $12,179,055and $5,734,874, respectively.

The Company did not have long-term contracts with any of its suppliers for the years ended December 31, 2008 and 2007.

Revenue Recognition

For all construction contracts, revenue is recorded when the persuasive evidence of an arrangement exists, work has been completed, price is fixed or determined and collection is reasonably assured.

The Company  recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work  to date.  Costs related to work performed but not completed are included in work in progress. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $6,992,276 and $4,853,624, respectively as of December 31, 2008 and 2007.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $591,910 and unrealized gain of $38,223 for the years ended December 31, 2008 and 2007, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $6,352,628 and unrealized gain of $3,287,255 on securities available for sale for the year ended December 31, 2008, and 2007, respectively.

Foreign Currency Translation

As of December 31, 2008, the accounts of the Company were maintained, and the financial statements were expressed in Vietnamese Dong (VND). The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52) “Foreign Currency Translation,” with the VND as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity was  translated at the historical rates and statements of operations and statements of cash flows items were translated at the weighted average exchange rate for the 12  months period.

Earning (Loss) Per Share of Common Stock

Net earning (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during the years ended December 31, 2008 and 2007.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 will become effective beginning with the first quarter of 2009. The Company will reclass minority interest from liability to a component in stockholders’ equity.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning January 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the consolidated financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective of us for transactions occurring after December 31, 2008. The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-6 is effective for us for transactions occurring after December 31, 2008. The Company does not expect that this standard  would have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009. The Company does not expect that this standard  would have a material impact on the consolidated financial statements since the Company does not have Postretirement Benefit Plan Assets.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP was effective for us prospectively beginning October 1, 2008. The Company considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning with the fourth quarter of 2008. This FSP had no material impact on such classifications.

NOTE 3-   RECEIVABLE – OTHER

Other receivables at December 31, 2008 and 2007 by major classification were comprised of the following:

	2008	2007
Advances	$3,090,109	$1,993,448
Prepayments to suppliers	2,354,887	1,345,593
Other short-term receivable	2,046,807	1,513,916
Total	$7,491,803	$4,852,957

NOTE 4-   INVENTORY

Inventories at December 31, 2008 and 2007  by major classification, were comprised of the following:

	2008	2007
Goods in transit	$679,449	$234,142
Material and supplies	2,882,793	2,651,619
Tools, instruments	58,022	17,181
Merchandises	495,842	416,056
Inventory reserve	(175,338)	(174,548)
Inventory – net	$3,940,768	$3,144,450

NOTE 5- OTHER CURRENT ASSETS

Other current assets at December 31, 2008 and 2007 by major classifications were comprised of the following:	2008	2007
Prepaid loan interest	$282,690	$96,506
Other prepaid expenses	685,092	1,154,745
Deductible Value Added Tax	391,385	117,966
Other current assets	243,105	243,751
TOTAL	$1,602,272	$1,612,968

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2008 and 2007, no impairment was necessary.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at December 31, 2008 and 2007 consisted of the following:

	2008	2007
1. Agriculture Construction Corporation	$67,739	$62,058
2. Tour Zones Investment and Construction JSC *	581,610	83,778
3. Vietnam Power Investment and Development JSC *	238,389	251,156
4. Mai Son Cement Joint Stock Company	459,445	484,051
5. Van Chan Hydropower Company	29,452	31,029
6. Ha Tay Investment and Development JSC	14,137	14,894
7. Businessman Culture Development JSC	29,452	18,617
8. Vietnam Media Financial JSC	117,412	100,118
9. VEC Tower JSC	123,108	129,701
10. Agribank Insurance	235,613	248,231
11. Vietnam Industry Investment and Construction JSC	58,903	62,058
12. Dong Duong Finance JSC	5,301	5,585
13. Nam Viet Investment and Consultant JSC	96,620	93,087
14. Sao Mai-Ben Dinh Petrolium Investment JSC	589,032	620,578
15. IDICO Industry Zone Investment Development JSC	8,835	9,309
16. Vietravico JSC	-	124,116
17. Vietnam Power Development JSC	58,903	62,058
18. IDICO Long Son Petrolium Industry Zone Investment	117,806	124,116
19. Nhan Tri JSC	23,561	9,309
20. Minh Viet JSC	73,629	46,543
21. North and South Investment Development JSC	5,890	-
22. Lilamavico Joint Venture	19,545	-
23. Vietnam Design JSC	15,904	-
24. Song Tranh Hydropower JSC	2,945	-
25. Kasvina JSC	75,526	-
26. Vietnam Anti-counterfeit and trading promotion JSC	11,781	-
27. Others	4,978	5,244
TOTAL	$3,065,516	$2,585,636
*Related entity by common directors.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

December 31, 2008	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$380,223	$1,440,183	$-	$1,820,406

Available- for- sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January  1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities,  trading prices of over the counter market. VF2 securities were measured by HSBC Bank at December 31, 2008.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities . For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities. The Company reviewed the decrease in the fair market value of these securities and determined that the impairment was temporary as of December 31, 2008.

Available-for-sale securities consisted of the following at December 31, 2007:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$100,000	-
Habubank Stock	2,488,896	3,696,829	6,023,765	2,326,936
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,429,564	169,790
Total Securities		$6,156,054	$9,854,036	$3,697,982

The Company  recorded $9,684,686 gain using average method on sales of marketable securities during the year ended December 31, 2007.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill, licenses and computer software.  Net intangible assets at December 31, 2008 and  2007 are as follows:

	2008	2007

Goodwill	$855,947	$921,703
Amortizable Intangible Assets:
Licenses for land use rights	330,930	58,955
Less Accumulated amortization	(29,045)	(33,014)
Amortizable Intangibles, net	301,885	25,941
Total Intangible Assets	$1,157,832	$947,644

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries, These stock purchases were accounted for using purchase  method. The reduction in goodwill was related to the Company selling shares of its investment during 2008.

The Company has license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years. Amortization expenses for the Company’s intangible assets for the years ended December 31, 2008 and 2007 were $46,929 and $21,922, respectively.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accrued interest	$551,720	$452,250
Accrued taxes	3,625,259	4,830,799
Other accrued Expenses	308,357	809,738
TOTAL	$4,485,336	$6,092,787

NOTE 10 – ADVANCES FROM CUSTOMERS

Advances from customers  represent the payments received from customers on the contract on which the work has  not been performed or reduced by billed amount. As of December 31, 2008 and 2007, the Company had $15,102,331 and $5,923,085, respectively.

NOTE 11 – PAYABLE TO EMPLOYEES

Under Vietenamese law, some wages to employees are paid during the national holidays and other times a year. As of December 31, 2008 and 2007, the payable to employees were $4,220,124 and $2,412,672.  The Company recorded payroll expenses for salaries and wages of $2,463,276 and $1,627,870 for the year ended December 31, 2008 and 2007, respectively.

NOTE 12 – CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through August 2012. Terms of the leases call for quarterly payments from $1,646 to $11,833 at implicit interest rates of 12.6% and 21% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at December 31, 2008 are as follows:

2009	$176,966
2010	155,912
2011	124,446
2012	66,349
2013	-
Total minimum lease payments	523,673
Less: amount representing interest	(141,749)
Present value of net minimum lease payments	381,924
Less: current portion	(112,617)
Long-term portion	$269,307

The following is an analysis of the equipment under capital leases as of December 31, 2008 and 2007, which is included in property and equipment:

	2008	2007
Equipment and vehicles	$547,644	$538,728
Less accumulated depreciation	(44,315)	(295,137)
Net	$503,329	$243,591

Depreciation expenses on the equipment under capital leases for the year ended December 31, 2008 and 2007 were $48,701 and $76,658 respectively.

NOTE 13 – RENTAL OF VEHICLES

The Company generated income from rental of vehicles. The vehicles rented of available for rental as of December 31, 2008 and 2007 are as follows:

	2008	2007
Equipment	$70,978	$141,355
Vehicles	50,173	105,721
Less accumulated depreciation	(66,659)	(111,870)
Net	$54,492	$135,206

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the years ended December 31, 2008 and 2007 are $12,381 and $47,177, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $36,000.  The leases, which  require the Company to pay property taxes and maintenance, expire in September, October, December 31, 2009, December 31, 2010 and November 2011. For the year ended December 31, 2008 and 2007, building rent expenses were $439,270 and $364,148, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are  included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc.

Future minimum operating lease payments for long term operating leases are as follows:

Year Ending December 31,	Total Lease
2010	$68,913
2011	6,132
2012	-
2013	-
2014	-
Total	$75,045

Long term lease

Cavico Tower, a subsidiary of the Company has a land lease agreement which expires year 2055 in Hanoi.  The annual lease payment is $2,953.

Future minimum long term lease payments relating to this lease are as follows:

Year Ending December 31,	Total Lease
2010	$2,953
2011	2,953
2012	2,953
2013	2,953
2014 and after	124,026
Total	$135,838

Environmental Remediation Costs

The Company had not environmental remediation obligation under the current regulation in Vietnam as of December 31, 2008 and 2007.

Tax Liabilities

The Company filed its tax returns based on the subsidiaries’ income and loss. The final tax liability will be determined by the tax authority of Vietnam.

Litigation

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position.

Credit Limit on  Notes

The Company maintains approximately $46 million in lines of credit with various banks. The average interest rate on these lines of credit is 14%, although it may vary based on market conditions. These credit lines mature throughout 2009. As of December 31, 2008 and 2007, the outstanding balances were $29,342,000 and $21,134,856, respectively.

Management Service Agreement

On May 15, 2006, the Company signed a management service agreement with a business advisory firm. The monthly fee is $2,000 for management services and lease of space. The term of the agreement was 2 years and automatically renews for an additional one year period. For each of the years ended  December 31, 2008 and 2007, the Company recorded $24,000 for management fees and of space.

Contract under Guarantee

The Company has several contracts under guarantee.  These gurantees are made through the banks to meet certain conditions under the  contracts with customers. The Company pays the guarantee fees to banks , normally 1.5% to 2% annually of guaranteed amount. These fees are recorded in general and administrative expenses. For the years ended December 31, 2008 and 2007, these fees totaled $347,168 and $295,301, respectively.

NOTE 15 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008 and  2007:

	2008	2007
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 18, 2009**to December 29, 2009 .	$5,927,960	$2,805,433

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 11% to 20%, maturity dates ranging from January 3, 2009** to June 25, 2012	1,520,841	3,092,452

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 11.4%, matures on April 25, 2009 and September 29, 2009	3,571,408	4,153,400

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment, annual interest rate of 13.2%, matured on October 31, 2008.	-	608,757

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 9, 2009** to December 31, 2009.	5,359,843	3,300,157

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	830,801	124,116

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment , annual interest rates ranging from 13% to 15%, matures on May 29, 2009 and September 28, 2009.	837,859	702,497

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 13.32%, matures on December 19, 2010, October 17, 2011	3,187,975	1,528,354

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,061,612	1,480,778

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 12.36% to 18%, maturity dates ranging from August 30, 2009 to November 21, 2009.	11,807,997	12,190,737

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 16.8% maturity dates ranging from October 25, 2010 to December 18, 2011.	1,855,925	2,523,786

Note payable to Agribank - Southern Hanoi Branch*, unsecured, annual interest rate of 12.36%, matured on August 3, 2008.	-	1,005,683

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	493,756	789,107

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 13.2%, maturity dates ranging from February 9, 2009** to August 10, 2009.	186,085	258,347

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	77,576	116,607

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 15%, matures on July 18, 2009 and December 12, 2009	3,715,132	1,706,359

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	3,402,941	2,620,039

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	125,366	414,340

Notes payable to Incombank-Yen Vien Branch, secured by machinery and equipment, annual interest rate of 10.5%, matured on January 11, 2008.	-	163,833

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 12%, matures on March 25, 2012	676,423	447,195

Notes payable to Vietnam Development Bank* – Son La Branch, unsecured, annual interest rate of 5.4%, matures on February 28, 2011, paid full in 2008.	-	803,266

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	8,835	15,514

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	37,845	50,670

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate of 14.4%, matured on January 4, 2008.	-	1,458,359

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on June 19, 2009.	589,032	3,009,805

Notes payable to Lung Lo Construction JSC*, unsecured, annual interest rate of 12%, matured on September 30, 2008	-	48,014

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 10.8%, matured on December 31, 2008. Currently negotiating to extend maturity date to March 25, 2009**.	543,264	528,852

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	127,693	224,219

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on May 30, 2009.	1,178,064	-

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on February 09, 2009**	618,484	-

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 11.28% to 16.8%, matures dates ranging from March 23, 2009** to November 19, 2009	4,492,027	-

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 16.2%, matures on December 31, 2011.	1,269,198	-

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 11.4%, matures on June 30, 2009	200,271	-

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12.75% and 15%, matures on March 18, 2009**	47,123	-

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	84,781	-

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 16.5%, matures on May 21, 2009	14,726	-

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest rate of 14.4%, matured on September 30, 2008	-	1,117,041

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,530,620	2,783,568
Total Notes Payable	$59,381,463	$50,071,285

ST Note payable and current portion of LT notes, weighted average interest rates of 15.7% for 2008 and 11.9% for 2007	50,141,069	41,202,014

Long-term Notes Payable	$9,240,394	$8,869,271

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off  in 2009.

Future maturities on long-term debt as of December 31 are as follows:

2009	$50,141,069
2010	3,725,199
2011	2,782,633
2012	1,720,866
2013	179,633
2014	832,063
$59,381,463

As of December 31, 2008, the amounts of long-term and short term notes payable  are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $361,367 and $242,656 and advances of $727,230 and $430,401 from various officers and directors of the Company as of December 31, 2008 and 2007, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $20,520 and $45,547  to officers and directors of the Company as of December 31, 2008 and 2007, respectively.

The Company had loans payable to officers and directors of $208,667 and $1,056,363 as of December 31, 2008 and 2007, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

NOTE 17 - STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has 100,000,000  authorized shares of noncumulative, non-voting, non-convertible Class B,  Preferred Stock with $0.001 par value. As of December 31, 2008 and 2007, no shares of Preferred Stock were  issued and outstanding.

Common Stock
The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of December 31, 2008 and 2007, 130,997,693 shares and 130,847,693 shares were issued,  121,911,793 shares and 116,761,793 shares were outstanding, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

During the year ended December 31, 2008, the Company issued 50,000 shares of common stock for legal services and 100,000 shares of common stock for consulting services. The total fair market value of these shares on date of issuance was $84,750.

During the year ended December 31, 2008, the Company sold 5,000,000 shares of common stock  for cash at a price of $0.06 per share and received $300,000.

During the year ended December 31, 2007, the Company had  the following transactions:

- The company issued 32,740,000 common shares for cash amounting $9,116,721 at average price of $.28 per share.

- The Company received $15,000 from the 2006 subscription receivable.

NOTE 18- INCOME TAX

Pursuant to the tax laws of Vietnam, general enterprises are subject to income tax at an effective rate of 28%. Each subsidiary files a separate tax return in Vietnam.

In addressing the realizability of deferred tax assets, management considers whether is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

The principal components of the Company’s income tax provision at December 31, 2008 and 2007 are as follows:

	2008	2007
Current Taxes:
US Federal	$-	$-
US State	-	-
Vietnam	(2,283,822)	2,684,945
Total	$(2,283,822)	$2,684,945
Deferred Taxes:
US Federal	-	-
US State	-	-
Vietnam	-	-
Total	$-	$-

The principal components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
U.S. operations loss carry forward at statutory rate	$742,404	$379,051
Non-U.S. operations loss carry forward at statutory rate	365,293	437,554
Total	$1,107,697	$816,605
Less Valuation Allowance	(1,107,697)	(816,605)
Net Deferred Tax Assets	$-	$-

A reconciliation of the statutory federal  and state tax in the United States and Vietnam income tax  rates to the Company’s  effective  tax rates  is as follows:

	December 31, 2008	December 31, 2007
Statutory regular federal income tax rate	34%	34%
Statutory regular state income tax rate	6%	6%
Foreign tax rate difference	(4)%	(4)%
Change in valuation allowance	(36)%	(36)%
Total	0%	0%

At December 31, 2008 and 2007, the Company had net operating loss carry forwards from US operation of $1,856,011 and $947,628, respectively. Since the Internal Revenue Code limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company, the Company reserved 100% of the losses from US operation as this tax asset will not be realized.

At December 31, 2008 and 2007, the Company had net operating loss carry forwards from Vietnam of approximately $1,304,618 and $1,562,693, respectively, which were derived from subsidiaries with operating losses and  will be available to offset future taxable income. These net operating loss carry forwards expire through year 2013. The Company has established a valuation allowance against its deferred tax asset, due to the uncertainty of the realization of the asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

During the year ended December 31, 2008, the Vietnamese tax authorities determined that the Company’s tax obligation was lower than the Company’s originally estimated amount. The Company estimates the tax obligation based on 28% under Vietnamese law. During 2008, the Company recorded a tax benefit of $2,898,328 which was offset against the 2008 tax expense of $614,506. The Company uses a gross method to estimate the Company’s tax obligation assessed by Vietnam governmental authorities on sales in the income statement.

NOTE 19- SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (“SFAS 131”),  “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2008:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Others	Unallocated	Total
Sales	$50,430,360	$4,259,850	$3,267,484	$48,575	$-	$58,006,269

Operating income/(loss)	4,524,476	684,546	(190,625)	3,758	(2,708,844)	2,313,311

Total Assets	51,402,020	9,045,204	4,683,418	-	47,657,423	112,788,065

Capital Expenditure	10,366,197	361,706	289,119	-	2,036,511	13,053,533

Interest Income	-	-	-	-	891,898	891,898

Interest Expense	641,740	195,838	436,532	-	1,827,133	3,101,243

Depreciation/Amortization	5,280,858	518,327	77,997	-	108,663	5,985,845

Following is a summary of segment information for the year ended December 31, 2007:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Others	Unallocated	Total
Sales	$31,493,768	$4,322,471	$1,987,190	$47,177	$-	$37,850,606

Operating income/(loss)	2,544,948	1,447,582	205,214	2,882	(2,540,617)	1,660,009

Total Assets	57,838,661	9,144,726	2,373,984	-	25,160,633	94,518,004

Capital Expenditure	5,671,774	194,530	-	-	3,501,070	9,367,374

Interest Income	-	-	-	-	1,046,394	1,046,394

Interest Expense	868,330	352,130	221,083	-	1,484,655	2,926,198

Depreciation/Amortization	3,642,327	607,791	22,701	-	388,553	4,661,372

NOTE 20 – SUBSEQUENT EVENTS

On January 12, 2009, the Company engaged Rodman & Renshaw, LLC as the Company’s exclusive advisor in connection with the proposed Offering or any other debt or equity financing for a term of 12 months. The Offering will consist of  sale of approximately $15 million worth of common stock of the Company. The Underwriting Agreement will provide that the Company will grant to Rodman an option, exercisable within 45 days after the closing of the Offering to acquire up to an additional 15% of the total number of shares to be offered by the Company in the Offering to cover over-allotments. The Company paid  $25,000 advance which will be applied against the non-accountable expense allowance equal to 1% of the public offering price. In addition, Rodman is entitled to the delivery of a warrant, if requested, at closing to purchase additional shares of common stock equal to 5% of the total number of shares sold pursuant to the Offering. The Underwriter’s warrant will be exercisable during the four year period commencing one year from the closing at the price per share equal to 125% of the public offering price per share at the Offering. The Underwriter’s warrant will provide for registration rights and customary anti-dilution provisions. As of this date, the Offering has not been closed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In October 2008, the PCAOB has revoked the registration of our prior auditor, Jaspers + Hall. In April 2008, the Company dismissed Jaspers + Hall and engaged PMB Helin Donovan, a PCAOB registered Certified Public Accounting firm. The financial statements for the fiscal year ended December 31, 2007 was re-audited to be included in our filing with the Commission.

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

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is  designed  to provide  reasonable  assurance  regarding  the  reliability  of financial  reporting and the  preparation  of financial  statements for external purposes in  accordance  with  generally  accepted  accounting  principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial  statements in accordance   with U.S. GAAP, and that our receipts and  expenditures are being made only in  accordance  with  the  authorization  of our  management  and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections  of any evaluation  of  effectiveness  to future  periods  are  subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of December 31, 2008:

The Company had not fully implemented its transition to United States Generally Accepted Accounting Principals and was required to record certain adjustments to the December 31, 2008 and 2007 financial statements to bring them into compliance.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weakness and to further enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Identify and retain a GAAP consultant who can work with the Company’s Vietnamese accounting team to indentify US GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.

CONCLUSION

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b)  Changes In Internal Control Over Financial Reporting

The change noted above, are the only changes during our most recently audited years that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Current Position/Office	Position Held Since
Ha Quang Bui	45	CEO/Chairman/ CFO	April 28, 2006
Hung Manh Tran	46	Executive Vice-President/Director	April 28, 2006
Hieu Van Phan	44	Vice-President/Director	April 28, 2006
Hai Thanh Tran	46	Vice-President/Director	April 28, 2006
Giang Linh Bui	37	Vice-President/Director	April 28, 2006
Madhava Rao Mankal	58	Director	October 2007
Tuan Duong Hoang	45	Director	May 2007
Thanh Binh Huynh	53	Director	May 2007
Timothy Pham	42	Vice-President/Director	April 28, 2006

Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

Ha Quang Bui. From March 2001 to May 2003, Ha Quang Bui served as Vice President of Lung Lo Construction Company. From May 2003 to present, Ha Quang Bui served as chairman of the board of directors of Cavico Vietnam and as chairman of the board of directors of Cavico Tower Company. He is a director of Energy Investment Company and a director of Mai Son Concrete Company. Mr. Bui became the Chief Executive Officer, Chief Financial officer and Chairman of the Board of Directors of Cavico Corp. on April 28, 2006. He currently is CEO, CFO and Chairman of Cavico Corporation. He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hung Manh Tran. From March 2001 to March 2002, Hung Manh Tran served as president of an affiliate of Cavico. From 2002, he has been Vice President and Director of Cavico Vietnam. Hung Manh Tran has been a director and Executive Vice President of Cavico since 2006 and 2007, respectively (and Vice President from 2006 to 2007). In addition, he has been chairman of Cavico mining (since 2006), chairman of VFMC (since 2007), chairman of Luong son international tourism JSC (since 2007), director of v-power (since 2006), director of Cavico construction machinery (since 2007), and a director of Cavico Australia (since 2005). Hung Manh Tran graduated from Hanoi University in 1986 with a degree in nuclear physic. He also did course work in law at the same University during 1992-1996. Mr. Tran also holds a degree in international trade from Hanoi International Trade University in 1991.

Hieu Van Phan. From 2001 to July 2003, Hieu Van Phan served as president of Power Installation Company. From July 2003 to present, Hieu Van Phan has been vice president and a director of Cavico Vietnam, and became a Vice-President and Director of Cavico Corp. on April 28, 2006. Hieu Van Phan is currently COO of Cavico Vietnam, chairman of the board of directors of Cavico Power Installation Construction Co. and a Director of CAVICO Mining and Energy Construction Co.. Hieu Van Phan graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hai Thanh Tran. From March 2001 to April 2002, Hai Thanh Tran worked as an assistant at the Planning Department of 25/3 Lung lo Construction Co - MOD. From April 2002 to July 2003, Hai Thanh Tran was president of Bridge and Underground Construction Cavico Company. From July 2003 to present, he has been a director and vice president of Cavico Vietnam, and on April 28, 2006, he became a Vice-President and Director of Cavico Corp and currently is CEO of Cavico Vietnam, chairman of the Board Director of CAVICO Hydropower Construction Co., He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Giang Linh Bui. From March 2001 to November 2002, Giang Linh Bui worked in the Projected Technology Department at Lung lo Construction Company. Giang Linh Bui is currently a director of Nam Chien Hydropower Company, Director of CAVICO PHI Cement Construction Co., and chairman of the Board Director of CAVICO Infrastructure Construction Co, and became a Vice-President and Director of Cavico Corp. on April 28, 2006. Mr. Bui is also a director of Cavico Vietnam. Giang Linh Bui graduated from Hanoi University of Architecture in 1994 with a degree in architecture.

Tuan Duong Hoang. Mr Hoang has been Professor in Electrical Engineer and Telecommunications at The University of New South Wales, UNSW, Sydney, NSW 2052, Australia, since 2003. From 1999 to 2003, he was an associate professor in Electrical and Computer Engineering at the Toyota Technical Institute,  Nagoya, Japan. He holds a honor bacheler degree and a Ph.D. all in applied mathematics  from the Odessa State University, Odessa, Ukraine.

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

Messrs. Ha Quang Bui and Giang Linh Bui are brothers.

During the year 2008, Madhava Rao Mankal received 50,000 shares of the Company’s common stock valued at $9,750 for his service.

Employment Agreements

Each of our executives has entered into an employment agreement with us. Each agreement is on at will basis subject to termination upon 30 day notice. The executives are entitled to vacation and personal and sick days as well as standard health benefits and insurance available to all of our employees. Each agreement contains standard confidentiality provisions.

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Executive Officer/ Chairman/ Chief Financial Officer	$77,246	*
Hung Manh Tran	Executive Vice-President/Director	$63,599	**
Hieu Van Phan	Vice-President/Director	$46,549	***
Hai Thanh Tran	Vice-President/Director	$50,439	***
Giang Linh Bui	Vice-President/Director	$27,417	***
Timothy Pham	Vice-President/Director	$60,000

* $70,000 payable by Cavico Corp and $7,246 payable by Cavico Vietnam.
**  $40,000 payable by Cavico Corp and $23,599 payable by Cavico Vietnam.
*** Payable by Cavico Vietnam.

Committees of the Board

Our Board of Directors has established an Audit Committee, Compensation Committee, a Nominating Committee and Governance Committee.

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

The activities of the Governance Committee are:  (i)overseeing  all matter of corporate governance including formulation and recommendation of governance policies; (ii) monitoring and safeguarding the independence of the Board; and (iii) selecting, evaluating and recommending qualified candidates for election or appointment as directors. The Governance Committee consists of Messrs. Tuan Duong Hoang (Chairman and considered independent under the Nasdaq rules), Giang Linh Bui and Hai Thanh Tran.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was filed previously with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s Chief Executive Officer for the periods indicated. Under the rules of the Securities and Exchange Commission no other individual is required to be included in the table.

SUMMARY COMPENSATION TABLE*

Name and principal position (a)	Year (b)	Salary ($) (c)		Stock Awards ($) (d)		Total ($) (j)
Ha Quang Bui Chief Executive Officer/Chairman/	2008	77,246				77,246
Chief Financial Officer	2007	75,398		-		75,398
	2006	39,565	(1)	3,900	(1)	43,465	(1)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 2008 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the other executive officers; and (iv) all Directors and executive officers of the Company as a group.

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

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class (1)

Ha Quang Bui Group 10, Ward Tu Lien, Tay Ho District, Ha Noi, Vietnam	10,885,800	(2)	8.9%

Hung Manh Tran 14A Alley 123A, Thuy Khue Street Thuy Khue Ward, Tay Ho District Ha Noi, Vietnam	2,947,600	(3)	2.4%

Hieu Van Phan No. 304, 24T2, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	2,186,600	(4)	1.8%

Hai Thanh Tran 34 Alley 178/1, Tay Son Square Trung Liet Ward, Dong Da District Ha Noi, Vietnam	2,434,900	(5)	2.0%

Timothy Dac Pham 14721 Wilson Street Midway City, CA 92647	307,000	(6)	*

Giang Linh Bui No. 1103, 17T1, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	2,563,700	(7)	2.1%

Tuan Duong Hoang 26 Warwick St., Killara, NSW 2071,Australia	830,700		*

Thanh Binh Huynh 262 Beach Road Bay Farm Island, CA 94502	200,000 (8)		*

Madhava Rao Mankal 7476 Sungold Ave. Corona, California 92880	50,000		*

All Officers and Directors as a group	23,406,300	19.2%

*   Less than one percent.

(1)	Based upon 121,911,793 shares outstanding as of December 31, 2008.

(2)	Includes 4,381,400 shares held by Mr. Bui’s wife.

(3)	Includes 252,000 shares held by Mr. Tran’s wife.

(4)	Includes 200,000 shares held by Mr. Phan’s wife..

(5)	Includes 367,300 shares held by Mr. Tran’s wife.

(6)	Shares held by Mr. Pham’s wife.

(7)	Includes 374,100 shares held by Mr. Bui’s wife..

(8)	Shares held by Mr. Huynh’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the most recent fiscal year, we have engaged in the following transactions with the executive officers listed below:

Names	Relationship	Major transactions during the year	US$
Mr. Ha Quang Bui	Chief Executive Officer and Chairman/CFO	Loans obtained	$447,774
		Repayment of loans principal	353,667

Ms. Ty Thi Pham	Management Board Member of Cavico Vietnam	Loans obtained	$441,501
		Repayment of loans principal	858,474

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donavan, LLP for the audit for the years ended December 31, 2008 and 2007 and quarterly reviews of  Cavico’s  consolidated financial statements  for 2008 was $168,095 and aggregate fees by Jaspers + Hall, for the audit of the annual consolidated financial statement and reviews of quarterly financial statements for the year ended December 31, 2007 was $140,500 .  These fees were pre-approved by audit committee.

All Other Fees

The Company did not pay any non-audit fees for fiscal year 2008 or 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets	— December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity	— For the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm

Index to Exhibits~~*~~

2.1	Asset Purchase Agreement, dated April 18, 2006*

3.1	Certificate of Incorporation*

3.2	Amendment to the Certificate of Incorporation*

3.2a	Amendment to Certificate of Incorporation*

3.3	Bylaws*

10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui*

10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui*

10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran*

10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan*

10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran*

10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham*

10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.*

14.1	Code of Ethics*

21	Subsidiaries*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Incorporated by reference to the Company’s Registration Statement of Form 10-SB.

SIGNATURES

Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVICO CORP.

Date:	April 14, 2009

By:	Ha Quang Bui

Ha Quang Bui, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cavico Corp. and in the capacities and on the date indicated.

Name	Title	Date
Ha Quang Bui	Chairman and Chief Executive Officer Chief Financial Officer	April 14, 2009
Hung Manh Tran	Director	April 14, 2009
Hieu Van Phan	Director	April 14, 2009
Hai Thanh Tran	Director	April 14, 2009
Giang Linh Bui	Director	April 14, 2009
Madhava Rao Mankal	Director	April 14, 2009
Tuan Duong Hoang	Director	April 14, 2009
Thanh Binh Huynh	Director	April 14, 2009
Timothy Pham	Director	April 14, 2009