Form 10-Q
period 2009-03-31
Cavico Corp
filed 2009-05-14
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended MARCH 31, 2009
  OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from _________ to _________

Commission file number  0-52870

CAVICO CORP.
(Name of Issuer in its charter)

Delaware	20-4863704
(State of incorporation)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230,	92647
Address of principal executive offices	(Zip Code)

Issuer's telephone number:    714-843-5456

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 121,911,793 as of  March 31, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2009	Dec. 31, 2008
ASSETS

Current Assets:
Cash	$3,595,802	$3,148,985
Investments, available for sale	1,726,970	1,820,406
Accounts receivable -trade- net	10,405,058	9,184,339
Receivable - other	9,425,077	7,491,803
Inventory	4,103,946	3,940,768
Work in process	34,212,154	29,606,602
Receivables and advances from related parties	953,345	1,088,596
Other current assets	2,231,237	1,602,272
Total current assets	66,653,589	57,883,771

Fixed Assets:

Temporary housing assets	568,144	548,642
Machinery and equipment	26,705,130	26,411,441
Vehicles	12,343,970	12,211,356
Office and computer equipment	790,595	780,756
	40,407,839	39,952,195
Less accumulated depreciation	(18,417,944)	(16,973,105)
Net fixed assets	21,989,895	22,979,090

Intangible Assets:
Goodwill	857,109	855,947
Licenses - net	290,963	301,885
Net Intangible Assets	1,148,072	1,157,832

Other Non Current Assets:
Investments, non-consolidated companies & JVs	3,102,116	3,065,516
Long-term retention receivables	14,915,017	14,933,897
Prepaid expenses	2,316,787	2,530,944
Long-term work in process	10,037,339	9,473,411
Other assets	776,370	763,604
Total other assets	31,147,629	30,767,372

TOTAL ASSETS	$120,939,185	$112,788,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$12,814,724	$10,214,130
Accounts payable – related parties	28,243	20,520
Accrued expenses	4,832,176	4,485,336
Advances from customers	18,061,941	15,102,331
Payable to employees	2,565,741	4,220,124
Notes payable - current	53,568,625	50,141,069
Notes payable - related parties	244,923	208,667
Current portion of capital lease obligations	110,021	112,617
Total current liabilities	92,226,394	84,504,794

Long-Term Debt:
Capital lease obligations – long-term	244,658	269,307
Long-term debt	9,343,695	9,240,394
Total long-term debt	9,588,353	9,509,701

TOTAL LIABILITIES	101,814,747	94,014,495

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
100,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized; 130,997,693 shares issued, 121,911,793 shares
outstanding	121,912	121,912
Additional paid-in capital	13,501,001	13,501,001
Accumulated deficit	(6,407,535)	(6,547,740)
Accumulated other comprehensive loss	(3,480,302)	(3,864,303)
Total Cavico Corp. stockholders’ equity	3,735,076	3,210,870
Noncontrolling interest	15,389,362	15,562,700
Total stockholders' equity	19,124,438	18,773,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,939,185	$112,788,065

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Revenues:
Civil construction	$10,229,641	$6,941,110
Mining construction	1,020,581	909,087
Commercial activities	993,469	393,035
Total revenue	12,243,691	8,243,232

Cost of Goods Sold:
Civil construction	7,958,591	5,267,564
Mining construction	783,980	672,724
Commercial activities	851,263	148,274
Total cost of goods sold	9,593,834	6,088,562

Gross Profit	2,649,857	2,154,670

Operating Expenses:
Selling expenses	18,319	13,684
General & administrative expenses	1,567,552	1,456,587
Total operating expenses	1,585,871	1,470,271

Total income from operations	1,063,986	684,399

Other income (expenses):
Gain on disposal of assets	8,193	51,473
Other expense	(18,443)	(7,777)
Gain on foreign currency exchange	65,500	-
Interest income	41,020	251,935
Interest expense	(515,893)	(508,374)
Total other income ( expense)	(419,623)	(212,743)

Income before income taxes and minority interest	644,363	471,656

Income taxes expenses	(244,461)	(206,078)

Net income	399,902	265,578

Less net income attributable to noncontrolling interest	(259,698)	(204,269)

Net income attributable to Cavico Corp.	$140,204	$61,309

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(99,370)	234,164
Foreign currency translation adjustment	50,335	87,964
Comprehensive income	$350,867	$587,706
Less comprehensive income attributable to the noncontrolling interest	(307,664)	(204,269)
Comprehensive income attributable to Cavico Corp	$43,203	$383,437

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	121,911,793	116,761,793
Net income per common share-basic and diluted	$0.00	$0.00

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$140,204	$61,309
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,456,592	1,652,946
Gain on sale of fixed assets	(8,193)	(51,473	) )
Net income attributable to noncontrolling interest	259,698	204,269
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(3,919,303)	(994,527	) )
Increase in inventory	(157,408)	(735,963	) )
Increase in construction WIP	(4,455,116)	(4,499,447)
Decrease in other assets	204,843	36,802)
Increase in advances from customer	2,935,313	5,053,750
Decrease in payable to employees	(1,658,153)	(880,297)
Increase in accounts payables and accrued expenses	3,277,140	568,710
Total adjustments	(2,064,587)	354,770
Net Cash Provided by (Used in) Operating Activities	(1,924,383)	416,079

Cash Flows from Investing Activities:
Purchase of property , equipment and intangible assets	(1,004,943)	(2,920,248	) )
Purchase of investments in nonconsolidated companies and joint venture	(32,402)	(1,238,923	) )
Proceeds from sales of fixed assets	9,215	120,693
Net Cash Used in Investing Activities	(1,028,130)	(4,038,478	) )

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	2,946	97,903
Payments dividend to minority interest	(62,972)	-
Proceeds from notes payable	24,088,376	15,313,282
Proceeds from notes payable - related parties	42,758	461,736
Payments of notes payable	(20,642,817)	(11,622,449	) )
Payments of notes payable- related parties	(6,024)	(3,175	) )
Payments of capital leases obligations	(27,730)	(27,506	) )
Net Cash Provided By Financing Activities	3,394,537	4,219,791

Increase in Cash	442,024	597,392

Cash at Beginning of period	3,148,985	1,412,201
Effect of foreign currency translation	4,793	126,187

Cash at End of period	$3,595,802	$2,135,780

Supplemental Cash Flow Information:
Interest paid	$1,590,590	$1,558,789
Taxes paid	$3,201	$3,045

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company

Cavico Corp. and Subsidiaries, (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in November 2004 the name was changed to Agent 155 Media Group, Inc.  In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam.  Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (CVJSC) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 2, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

The merger of Agent 155 Media Group, Inc. with CVJSC was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CVJSC obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with CVJSC being treated as the continuing entity. The historical financial statements presented are those of CVJSC.  CVJSC changed its name to Cavico Vietnam Company Limited.

Cavico Vietnam Company Limited, a construction and investment company headquartered in Hanoi, Vietnam, has main operations including the following: constructing power projects, shoveling mine soil and stone, constructing transport and irrigation works, industrial and civil construction, leasing machines and equipment, trading production and consumption materials, machines and equipment for construction, transport, irrigation, and power projects installation.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities that the Company controls directly or indirectly. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	68%
Cavico Manpower JSC	30%
Cavico Stone and Mineral JSC	35%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of $592,719 and $597,349, respectively.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $4,192,828 and $4,235,405 at March 31, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of March 31, 2009 and December 31, 2008, the Company recorded a long term work in process of $10,037,339 and $9,473,411, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of March 31, 2009 and December 31, 2008, the reserves against work in process were $845,479 and $843,494 respectively.

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

Depreciation expense for the three-months ended March 31, 2009 and 2008 was $1,456,592 and $1,652,946 respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At March 31, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Concentration of Customer and Credit Risk

The Company generated  60% and  65% of total revenues from  major customers, in the periods ended March 31, 2009 and 2008, respectively. The accounts  receivable balance for these customers at March 31, 2009 and 2008 was $17,611,773 and $10,490,443, respectively.

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

The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work to date.  Costs related to work performed but not completed are included in work in progress. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of goods sold when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $4,605,552 and $7,041,924, respectively as of March 31, 2009 and 2008.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized gain of $50,335 and of $87,964 for the three months ended March 31, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $99,370 and unrealized gain of $234,164 on investments available for sale for the three months ended March 31, 2009, and 2008, respectively.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. The reclassifications had no material impact on the Consolidate Financial Statements.

Recent Pronouncements

Fair Value Measurement

In the first quarter of fiscal 2009, pursuant to guidance from FASB Staff Position (“FSP”) FAS 157-2 the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for all financial and non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. See Note 6 for the expanded disclosures required by this standard regarding the Company’s fair value measurements.

In addition, in February 2008 the Financial Accounting Standards Board (“FASB”) also released FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amended SFAS 157 to exclude certain leasing transactions from the scope of SFAS 157.

Fair Value Option for Financial Assets and Liabilities

The Company had adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), at the beginning of its first quarter of fiscal 2008. The adoption of the provisions of SFAS 159 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as the Company has currently chosen not to elect the fair value option for any items not already required to be measured at fair value in accordance with U.S. GAAP. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value on an instrument-by-instrument basis, even if fair value measurement has not historically been required for such assets and liabilities.

Nonrefundable Advance Payments for Use in Future Research and Development Activities

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”) at the beginning of its first quarter of fiscal 2009. The Company’s adoption of EITF 07-3 did not have a significant impact on its consolidated financial statements. EITF 07-3 requires nonrefundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities to be recorded as an asset and recognized as an expense when the research and development activities are performed.

Accounting for Business Combinations

The Company adopted and will apply the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) to business combinations beginning January 1, 2009. Earlier adoption was prohibited. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) beginningJanuary 1, 2009. Early adoption was prohibited, but upon adoption, SFAS 160 requires retrospective presentation and disclosure related to existing minority interests. The Company had changes as a result of the adoption of SFAS 160 to its consolidated financial statements (Note 14). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, SFAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest at March 31, 2009.

Determination of the Useful Life of Intangible Assets

The Company intends adopted t FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” in the first quarter of fiscal 2009. Company had no impact as a result of the adoption of SFAS 160 to its consolidated financial statements.. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. GAAP principles.

Derivative Instrument and Hedging Disclosures

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in its first quarter of fiscal 2009. As SFAS 161 does not change the accounting for derivative instruments and as the Company currently does not hold any derivative instruments, its adoption did not have a material impact on the Company’s consolidated financial statements. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.

International Financial Reporting Standards

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Guidance on Fair Value Measurements and Impairments

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in its second quarter of fiscal 2009. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” in its second quarter of fiscal 2009. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The Company intends to adopt the FASB’s recently issued (April 2009) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” in its second quarter of fiscal 2009. This FSP addresses other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The adoption of these three FASB Staff Positions concerning fair value measurements and impairments is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Codification

As of July 1, 2009, the FASB expects to formally approve the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. At that time, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular accounting topic in one place. Following the FASB Board’s approval of the Codification as the single source of non-SEC authoritative accounting and reporting standards, the FASB will no longer consider new standards as authoritative in their own right. Instead, the new standards will serve only to provide background information about the issue, update the Codification, and provide the basis for conclusions regarding the change in the Codification. Therefore, beginning in the first quarter of 2010, all Company references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

NOTE 3-   RECEIVABLE – OTHER

Other receivables at March 31, 2009 and December 31, 2008 by major classification were comprised of the following:

	March 31, 2009	December 31, 2008
Advances	$4,336,788	$3,090,109
Prepayments to suppliers	2,617,602	2,354,887
Other short-term receivable	2,470,687	2,046,807
Total	$9,425,077	$7,491,803

NOTE 4 - INVENTORY

Inventories at March 31, 2009 and December 31, 2008  by major classifications, were comprised of the following:-

	March 31, 2009	December 31, 2008
Goods in transit	$571,770	$679,449
Material and supplies	3,150,058	2,882,793
Tools, instruments	39,069	58,022
Merchandises	518,387	495,842
Reserve	(175,338)	(175,338)
Inventory - net	$4,103,946	$3,940,768

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at March 31, 2009 and December 31, 2007 by major classifications were comprised of the following:

	March 31, 2009	December 31, 2008
Prepaid loan interest	377,302	282,690
Other prepaid expenses	1,163,640	685,092
Deductible Value Added Tax	456,536	391,385
Other current assets	233,759	243,105
TOTAL	$2,231,237	$1,602,272

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
1. Agriculture Construction Corporation	$67,831	$67,739
2. Tour Zones Investment and Construction JSC *	582,399	581,610
3. Vietnam Power Investment and Development JSC *	238,712	238,389
4. Mai Son Cement Joint Stock Company	460,068	459,445
5. Van Chan Hydropower Company	29,492	29,452
6. Ha Tay Investment and Development JSC	14,156	14,137
7. Businessman Culture Development JSC	29,492	29,452
8. Vietnam Media Financial JSC	117,571	117,412
9. VEC Tower JSC	123,275	123,108
10. Agribank Insurance	235,933	235,613
11. Vietnam Industry Investment and Construction JSC	58,983	58,903
12. Dong Duong Finance JSC	5,308	5,301
13. Nam Viet Investment and Consultant JSC	96,751	96,620
14. Sao Mai-Ben Dinh Petrolium Investment JSC	589,831	589,032
15. IDICO Industry Zone Investment Development JSC	8,847	8,835
16. Vietravico JSC		-
17. Vietnam Power Development JSC	58,983	58,903
18. IDICO Long Son Petrolium Industry Zone Investment	117,966	117,806
19. Nhan Tri JSC	23,593	23,561
20. Minh Viet JSC	73,729	73,629
21. North and South Investment Development JSC	5,898	5,890
22. Lilamavico Joint Venture	19,572	19,545
23. Vietnam Design JSC	15,925	15,904
24. Song Tranh Hydropower JSC	2,949	2,945
25. Kasvina JSC	108,069	75,526
26. Vietnam Anti-counterfeit and trading promotion JSC	11,797	11,781
27. Others	4,986	4,978
TOTAL	$3,102,116	$3,065,516
*Related entity by common directors.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

March 31, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$321,943	$1,405,027	$-	$1,726,970

Available- for- sale securities consisted of the following at March 31, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$20,000	$(80,000)
Habubank Stock	630,000	1,551,256	360,021	(1,191,235)
Vinavico	470,200	669,333	301,943	(367,391)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,197,358	609,638	(587,719)
Military Bank Stock	355,807	829,713	305,834	(523,879)
Military Bank Bond	150,700	133,326	129,534	(3,792)
Total Securities		$4,480,986	$1,726,970	$(2,754,016)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January 1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities,  trading prices of over the counter market. VF2 securities were measured by HSBC Bank at March 31, 2009.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

During the period ended March 31, 2009, the Company had no sales related to marketable securities.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses.  Net intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Goodwill	$857,109	$855,947
Amortizable Intangible Assets:
Licenses for land use rights	331,490	330,930
Less Accumulated amortization	(40,527)	(29,045)
Amortizable Intangibles, net	290,963	301,885
Total Intangible Assets	$1,148,072	$1,157,832

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries, These stock purchases were accounted for using purchase  method.

The Company has license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years. Amortization expenses for the Company’s intangible assets for the first quarter ended March 31, 2008 and 2007 were $6,705 and $2,464, respectively.

NOTE 9 – RENTAL OF VEHICLES

The Company generated income from rental of vehicles and other assets. Assets leased out to third party and held for leasing as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Equipment	$71,075	$70,978
Vehicles	50,241	50,173
Less accumulated depreciation	(70,598)	(66,659)
Net	50,718	54,492

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the periods ended March 31, 2009 and 2008 are $4,461 and $13,688, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $42,500.  The leases, which require the Company to pay property taxes and maintenance, expire in September, October, December 31, 2009, December 31, 2010 and November 2011. For the period ended March 31, 2009 and 2008, building rent expenses were $142,381 and $97,442, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc.

NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rates ranging from 12.75% to 21%, maturity dates ranging from April 8, 2009** to January 21, 2010 .	$6,431,613	$5,927,960

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 12.75% to 16.5%, maturity dates ranging from April 14, 2009** to June 25, 2012	1,355,402	1,520,841

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 11.4%, matures on September 29, 2009 and December 18, 2009	3,655,332	3,571,408

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 10.5% to 21%, maturity dates ranging from April 7, 2009** to February 24, 2010.	5,561,060	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	831,928	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment , annual interest rates of 12.6% and 15%, matures on December 10, 2009 and December 2, 2009.	1,003,601	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 19%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	3,339,411	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,064,410	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 12.72%, maturity dates ranging from August 30, 2009 to February 26, 2010.	13,482,805	11,807,997

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 12.6% to 15.6%, maturity dates ranging from January 12, 2010 to March 11, 2013.	1,756,172	1,855,925

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	282,145	493,756

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 13.2%, matures on August 20, 2009 and October 12, 2009.	144,337	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	77,681	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 15%, matures on December 30, 2009 and December 12, 2009	4,026,218	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	3,276,289	3,402,941

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	96,045	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 12%, matures on March 25, 2012	597,713	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	7,373	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	35,331	37,845

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on June 19, 2009.	589,831	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	530,848	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	106,555	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rates ranging from 9.6% to 14.4%, matures dates ranging from May 30, 2009 to September 13, 2009.	2,949,157	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on August 10, 2009.	503,288	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 15.5%, matures dates ranging from June 4, 2009 to February 28, 2010	4,714,899	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 16.2%, matures on December 31, 2011.	1,114,781	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 11.4%, matures on September 30, 2009	327,755	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12.75% and 15%, matures on March 18, 2009**	-	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	79,902	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 16.5%, matures on May 21, 2009	14,746	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on February 25, 2012.	34,321	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	3,921,371	4,530,620
Total Notes Payable	$62,912,320	$59,381,463

ST Note payable and current portion of LT notes, weighted average interest rates of 13.48% for 1st Quarter of 2009 and 12.57% for 1st Quarter of 2008	53,568,625	50,141,069

Long-term Notes Payable	$9,343,695	$9,240,394

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off  in 2009.

Future maturities on long-term debt as of March 31 are as follows:
2009 remainder	$53,568,625
2010	3,794,376
2011	2,631,836
2012	1,582,120
2013	179,877
2014	1,155,486
$62,912,320

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $221,165 and $361,366 and advances of $732,180 and $727,230 from various officers and directors of the Company as of March 31, 2009 and December 31, 2008, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $28,243 and $20,520 to officers and directors of the Company as of March 31, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $244,923 and $208,667 as of March 31, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

NOTE 13 - STOCKHOLDERS’ EQUITY

The Company had no stock issuance for first quarter ended March 31, 2009.

Pursuant to the disclosure requirement under SFAS No. 160, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

			Accumulated
	Comprehensive Income (loss)	Retained Earnings	Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance	$-	$(6,547,740)	$(3,864,303)	$121,912	$13,501,001	$15,562,700	$18,773,570
Reclassification of unrealized loss from Noncontrolling interest in the prior year	-	-	481,002	-	-	(481,002)	-
Net income	399,902	140,204	-	-	-	259,698	399,902
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	(99,370)	-	(109,658)	-	-	10,288	(99,370)
Foreign currency translation adjustment	50,335	-	12,657	-	-	37,678	50,335
Ending balance	$350,867	$(6,407,536)	$(3,480,302)	$121,912	$13,501,001	$15,389,362	$19,124,438

NOTE 14- SEGMENT REPORTING

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

Following is a summary of segment information for the three months period ended March 31, 2009:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total
Sales	$10,229,641	$1,020,581	$993,469	$-	$12,243,691
Operating income/(loss)	1,374,093	156,611	(6,176)	(460,542)	1,063,986
Total Assets	71,726,991	12,686,935	5,584,156	30,941,103	120,939,185
Capital Expenditure	846,830	62,682	2,010	93,421	1,004,943
Interest Income	-	-	-	41,020	41,020
Interest Expense	46,029	60,471	124,974	284,419	515,893
Depreciation/Amortization	1,208,309	196,566	17,724	33,993	1,456,592

Following is a summary of segment information for the three months period ended March 31, 2008:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total
Sales	$6,941,110	$909,087	$393,035	$-	$8,243,232
Operating income/(loss)	952,921	161,993	157,024	(587,539)	684,399
Total Assets	60,597,570	12,100,138	2,540,163	27,393,918	102,631,789
Capital Expenditure	2,660,745	85,786	-	173,717	2,920,248
Interest Income	-	-	-	251,935	251,935
Interest Expense	158,613	120,867	73,265	155,629	508,374
Depreciation/Amortization	1,379,000	192,010	4,965	76,971	1,652,946

NOTE 15 – SUBSEQUENT EVENTS

On April 27, 2009, the shareholders of the Company granted a discretionary authority to the board of directors of the Company to effect the reverse stock split of the Company’s issued and outstanding common stock within one year from the approval date. In addition, an amendment to the terms of authorized shares of preferred stock designated as “Class B Preferred Stock” to make the authorized shares of “blank check” preferred stock and the proposal of Cavico Corp. Stock award and Incentive Plan were approved.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	68%
Cavico Manpower JSC	30%
Cavico Stone and Mineral JSC	35%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work to date.  Costs related to work performed but not completed are included in work in progress. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of goods sold when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

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

Results of Operations

Results of operations for the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008.

Total Sales

We generated $12,243,691 in net sales during the period ended March 31, 2009 compared to $8,243,232 during the period ended March 31, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction increased by $3,288,531 or 47% to $10,229,641 for the period ending March 31, 2009 from $6,941,110 for the same period in 2008. This was due to an increase in hydro power construction projects. Company’s net sales from mining construction increased by $111,494 or 12% to $1,020,581 for the period ending March 31, 2009 from $909,087 for the period ending March 31, 2008. This was due to an increase in mining activity in the Nui Beo mine. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $600,434 or 153% to $993,469 for the period ending March 31, 2009 from $393,035 for the period ending March 31, 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction in the first quarter of 2009 compared to 2008 are as follows:

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri	Nui Beo
2009
Revenue	$666,483	$1,628,473	$1,800,606	$674,923	$878,183	$1,020,581
Cost of goods sold	645,989	1,336,746	1,673,416	568,239	712,820	783,980
Gross profit	20,494	291,727	127,190	106,684	165,363	236,601
Gross profit %	3%	18%	7%	16%	19%	23%

2008
Revenue	$1,009,458	$688,229	$639,691	$219,285	$236,764	$909,087
Cost of goods sold	757,950	457,519	574,629	173,404	193,842	672,724
Gross profit	251,508	230,710	65,062	45,881	42,922	236,363
Gross profit %	25%	34%	10%	21%	18%	26%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000	19,970,000
Contract period	2003-2008	2007-2010	2006-2008	2005-2010	2008-2010	2006-2010

Major Projects Revenues

The revenues from Buon Kuop Project decreased by $342,975 or 34% to $666,483 during the period ending March 31, 2009 compared to the same period in 2008.  Revenues for the year ending December 31, 2009 for the Buon Kuop Project are anticipated to be approximately $2.8 million as the project is being completed. The revenues from the A Luoi Tunnel Project increased by $940,244 or 137% for the period ending March 31, 2009 compared to the period ending March 31, 2008 and revenue for the year ending December 31, 2009 is anticipated approximately $10.7 million.  The revenues from Buon TuaSrah Project increased by $1,160,915 or 181% for the period ending March 31, 2009 compared to the same period in 2008 and the Company anticipates approximately $3.7 million in revenue for the year ending December 31, 2009. The revenues from Dong Nai 4 Project increased by $455,638 or 208% for the period ending March 31, 2009 compared to the same period in 2008 and the Company anticipates approximately $2.9 million in revenue for the year ending December 31, 2009. The revenues from Algeri Project increased by $641,419 or 271% for the period ending March 31, 2009 compared to the same period in 2008 and the Company anticipates approximately $3.8 million in revenue for the year ending December 31, 2009. The revenues from Nui Beo Project increased by $111,494 or 12% for the period ending March 31, 2009 compared to the same period in 2008 and the Company anticipates approximately $3.4 million in revenue for the year ending December 31, 2009

Total Cost of Goods Sold

Costs of Goods Sold were $9,593,834 and $6,088,562 for the periods ended March 31, 2009 and 2008, respectively.  Cost of Goods sold includes capitalization of interest expenses of $899,406 and $589,190 for the periods ended March 31, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) increased by $3,195,056 or 58% to $8,694,428 for the period ending March 31, 2009 from $5,499,372 for the period ending March 31, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 4% to 71% for the period ended March 31, 2009 from 67% of sales for the same period in 2008.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in the rate of inflation which increased the cost of fuels, materials and spare parts.

Company’s cost of goods sold for civil construction for the period ended March 31, 2009 was $7,958,591, of which as a percentage of sales increases by 2% to 78% for the period ended March 31, 2009 from 76% of sales for the period ended March 31, 2008. Company’s cost of goods sold from mining construction for the period ended March 31, 2009 was $783,980, of which as a percentage of sales increased by 3% to 77% in 2009 from 74% of sales for the period ended March 31, 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the period ended March 31, 2009 was $851,263, of which as a percentage of sales increased by 48% to 86% for the period ended March 31, 2009 from 38% for the same period in 2008.

Major Projects Cost of Goods Sold

The costs of goods sold on the major projects were increased in the first quarter of 2009 compared to 2008 generally in proportion to the increase in revenue.

The cost of goods sold from Buon Kuop project decreased by $111,961 or 15% during the period ending March 31, 2009 compared to the period ending March 31, 2008.  The percentage of cost of good sold to sales was increased to 97% in 2009 compared to 75% in 2008.  The cost of goods sold from A Luoi Tunnel project increased by $879,227 or 192% for the period ending March 31, 2009 compared to 2008 since the project started in 2007. The percentage of cost of good sold to sales for this project increased to 82% in the first quarter of 2009 compared to 66% in 2008. The cost of goods sold from Buon TuaSrah project increased by $1,098,787 or 191% for the period ended March 31, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was increased to 93% in 2009 compared to 90% in 2008. The cost of goods sold from Dong Nai 4 project increased by $394,835 or 228% for the period ended March 31, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was increased to 84% in 2009 compared to 79% in 2008. The cost of goods sold from Algeri project increased by $518,978 or 268% for the period ended March 31, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was decreased to 81% in 2009 compared to 82% in 2008. The cost of goods sold from Nui Beo project increased by $111,256 or 17% for the period ended March 31, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was increased to 77% in 2009 compared to 74% in 2008.

Total Gross Profit

Gross profit for the three-months ended March 31, 2009 was $2,649,857 or 22% of sales compared to $2,154,670 or 26% of sales for the three-months ended March 31, 2008. The increase in gross profit was primarily due to an increase in gross profit of $597,505 from civil construction from $1,673,546 to $2,271,050 in the first quarter 2008 and 2009.  The gross profit percentage for civil construction projects decreased slightly to 22% in the first quarter of 2009 compared to 24% in 2008, the gross profit percentage for mining construction projects was 23% compared to 26% in the same period in 2008, These decreases in gross profit percentages were primarily due to inflation, as described below in “Gross Profit from Major Projects”. The gross profit from commercial activities decreased by $102,555, and the gross profit percentage decreased from 62% to 14%. This decrease is mainly due to a decrease in the demand in trading which caused smaller margins in2009 as compared to the higher margins in the first quarter of 2008.

Gross Profit from Major Projects

The gross profit from the Buon Kuop project decreased by $231,014 or 92% for the first quarter in 2009 compared to 2008 as the project is being completed. The decrease in the gross profit is the result of the project’s progression from the excavating stage to the concrete lining of the tunnel, which requires high materials costs and labor costs compared to excavation. The gross profit from A Luoi Tunnel increased by $61,017 in the first quarter 2009 or 26% over the same period in 2008. The gross profit from Buon TuaSrah increased by $62,128 or 95 % in the first quarter ended March 31, 2009 compared to the same period in 2008. The gross profit from Dong Nai 4 project was increased by $60,803 or 133% in the first quarter 2009 compared to the same quarter in 2008.  All of these increases were the result of additional work performed on each project.  However, the gross profit percentage to sale for A Luoi Tunnel project decreased from 34% to 18%, the gross profit percentage to sale decreased from 10% to 7% for Buon TuaSrah project and  the gross profit percentage to sale for Dong Nai 4 project decreased from 21% to 16% in the first quarter 2009 compared to the same quarter in 2008. These decreases in gross profit percentage were due to an increase in material costs and an increase of direct interest expense. The Company had better material supply agreements and lower interest rates during the first quarter in 2008 compared to 2009. The gross profit from Algeri project increased by $122,441 or 285% in the three-months ended March 31, 2009 compared to the same period in 2008. This increase in gross profit is due to an increase in revenue in the first quarter of 2009 since this project started in 2008.  The gross profit percentages to sale between the two comparable periods are consistent. The gross profit from Nui Beo project increased by $238 or 0% in the three-months ended March 31, 2009 compared to the same period in 2008.

Operating Expenses

The company’s general and administrative costs for the three-months ended March 31, 2009 were $1,567,552 compared to $1,456,587 for the same period in 2008, with an increase of $110,965. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $160,110 to $718,074 for the three-months ended March 31, 2009 from $557,964 for the same period in 2008.

•	Rent expenses increased by $44,939 to $142,381 for the three-months ended March 31, 2009 from $97,442 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) decreased by $46,305 to $181,719 for the three-months ended March 31, 2009 from $228,024 for the same period in 2008.

•	Other administration cost of subsidiaries decreased by $47,779 to $525,378 for the three-months ended March 31, 2009 from $573,157 for the same period in 2008.

Other Income (expenses)

The total other expenses increased by $206,880 to $419,623 for the three-months ended March 31, 2009 from $212,743 for the three-months ended March 31, 2008. This increase in other expense in 2009 is mainly due to $210,915 of lower interest income to $41,020 for the three-months ended March 31, 2009 compared to $251,935 in the same period in 2008. Other income also includes gain from disposal of fixed assets of $8,193 for the three-months ended March 31, 2009 compared to $51,473 in 2008. Other expense during the three-months ended March 31, 2009 was $18,443 compared to $7,777 for the same period in 2008. In addition, gain on foreign currency exchange of $65,500 was recorded for the three months ended March 31, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest increased by $7,519 to $515,893 for the three-months ended March 31, 2009 from $508,374 for the same period in 2008.

Net Income
The Company had net income of $399,902 and $265,578 for the three-months ended March 31, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $140,204 compared to $61,309 for the same period in 2008.

The net income per share was $0.00 for the three-months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

The Company’s working capital deficit as of March 31, 2009 decreased by $1,048,218 to $25,572,805 compared to $26,621,023 as of December 31, 2008 as current assets increased less than the increase in current liabilities. Our working capital deficit is a result of the required classification of certain retention receivables and work in process as long-term assets.  As of March 31, 2009, long-term retention receivables and long-term work in process totaled $24,952,356.  As of March 31, 2009, the Company had $3,595,802 in cash, accounts receivable of $10,405,058, an inventory of $4,103,946, construction work in progress of $34,212,154, investment available for sale of $1,726,970 and other current assets of $2,231,237. Our current accounts receivable was increased by $1,220,719 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our inventory for the three-months ended March 31, 2009 was increased by $163,178 and construction work in progress increased by $4,605,552 from the prior year end. These increases were due to an increase in work in progress from new projects.

The Company's total current liabilities as of March 31, 2009 were $92,226,394 which was increased by $7,721,600 from the prior year end. The current liabilities included accounts payable of $12,814,724, accrued expenses of $4,832,176, advances from customers of $18,061,941, payable to employees of $2,565,741, and current notes of $53,568,625. Advances from customers increased mainly due to Ta Trach project for which we received approximately $1.1 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million during the period ended March 31, 2009. Current notes payable increased by $3,427,556 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP. At March 31, 2009, the Company's current liabilities exceeded current assets by $25,572,805.

Cash flows

The Company used cash of $1,924,383 in operating activities for the three-month ended March 31, 2009 while generated cash of $416,079 in operating activities for the same period in 2008. The major reasons are a decrease in received advances from customers for new projects and an increase in accounts receivable and other current assets, partly offset by increase in accounts payable and accrued expenses.

In investing activities, the Company used net cash of $1,028,130 for the three-month ended March 31, 2009, nearly all as a result of $1,004,943 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the three-month ended March 31, 2008, the Company used cash of $4,038,478 in investing activities, such as procurement of property and equipment totaling $2,920,248 and investment in other entities totaling $1,238,923 and received $120,693 from sale of fixed assets.

During the three-month ended March 31, 2009, the Company generated cash flows of $3,394,537 from financing activities, which included $24,088,376 from loan proceeds and repayments for loans of $20,642,817. During the three-month ended March 31, 2008, the Company generated cash flows of $4,219,791 from financing activities including $11,622,449 in repayments of loans to others and $15,313,282 from loan proceeds.

The Company generated net income of $399,902 and $265,578 including amounts attributed to noncontrolling interests in subsidiaries of $259,698 and $204,269 for the three-month ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had a contract backlog of approximately $267.7 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

Inflation Risk

Vietnam is currently experiencing high inflation. The inflation rate for three months ended March 31, 2009 has been 14.47%.

ITEM 4T -	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated   Framework   issued   by the   Committee   of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

     A material weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2009:

     The Company had not fully implemented its transition to United States Generally Accepted Accounting Principals and was required to record certain adjustments to the March 31, 2009 financial statements to bring them into compliance.

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

CONCLUSION

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There was no additional change expect for what is discussed per above in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

 Item 1A-Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3-Defaults Upon Senior Securities

None.

Item 4-Submission of Matters to a Vote of Security Holders

•
To approve discretionary authority to the Company’s Board of Directors to amend the Company’s article of incorporation to effect the reverse stock split of the Company’s  issued and outstanding common stock within one year from the shareholders’ approval date at any whole number ratio between 1-for-20 and 1-for-60.

•	To amend the Company’s article of incorporation to amend the terms of the authorized shares of preferred stock
•	To approve the Company’s stock award and incentive plan

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description
	31.1	CEO and CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002

	32.0	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORPORATION

Date: May 14, 2009	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)