Form 10-Q
period 2009-06-30
Cavico Corp
filed 2009-08-14
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-52870

CAVICO CORP.

(Name of Issuer in its charter)

Delaware	20-4863704

(State of incorporation)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230
Huntington Beach, California	92647

Address of principal executive offices	(Zip Code)

Issuer’s telephone number:  714-843-5456

(Former name, former address and former fiscal year, if changed since last report): N/A

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 121,911,793 as of August 7, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS

Current Assets:
Cash	$3,846,194	$3,148,985
Investments, available for sale	3,312,507	1,820,406
Accounts receivable -trade- net	10,835,116	9,184,339
Receivable - other	10,861,635	7,491,803
Inventory	5,211,268	3,940,768
Construction work in process	39,741,524	29,606,602
Receivables and advances from related parties	457,071	1,088,596
Other current assets	2,644,575	1,602,272

Total current assets	76,909,890	57,883,771

Fixed Assets:
Land and building development costs	9,715,222	8,925,718
Temporary housing assets	569,181	548,642
Machinery and equipment	27,842,834	26,411,441
Vehicles	12,725,029	12,211,356
Office and computer equipment	824,658	780,756

	51,676,924	48,877,913
Less accumulated depreciation	(19,537,552)	(16,973,105)

Net fixed assets	32,139,372	31,904,808

Intangible Assets:
Goodwill	857,159	855,947
Licenses - net	284,269	301,885

Net Intangible Assets	1,141,428	1,157,832

Other Non Current Assets:
Investments, non-consolidated companies & JVs	2,903,720	3,065,516
Long-term retention receivables	13,462,060	14,933,897
Prepaid expenses	2,405,151	2,530,944
Long-term work in process	521,008	547,693
Other assets	1,005,164	763,604

Total other assets	20,297,103	21,841,654

TOTAL ASSETS	$130,487,793	$112,788,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,745,818	$10,214,130
Accounts payable – related parties	27,168	20,520
Accrued expenses	5,499,708	4,485,336
Advances from customers	19,516,872	15,102,331
Payable to employees	2,691,886	4,220,124
Notes payable - current	56,294,251	50,141,069
Notes payable - related parties	205,607	208,667
Current portion of capital lease obligations	112,776	112,617

Total current liabilities	99,094,086	84,504,794

Long-Term Debt:
Capital lease obligations – long-term	214,159	269,307
Long-term debt	10,055,006	9,240,394

Total long-term debt	10,269,165	9,509,701

TOTAL LIABILITIES	109,363,251	94,014,495

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock:$.001 par value - Class B, 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; 130,997,693 shares issued, 121,911,793 shares outstanding	121,912	121,912
Additional paid-in capital	13,501,001	13,501,001
Accumulated deficit	(6,243,708)	(6,547,740)
Accumulated other comprehensive loss	(2,609,700)	(3,864,303)

Total Cavico Corp. stockholders’ equity	4,769,505	3,210,870
Noncontrolling interest	16,355,037	15,562,700

Total stockholders’ equity	21,124,542	18,773,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,487,793	$112,788,065

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Revenues:
Civil construction	$12,271,649	$17,480,817	$22,501,289	$24,421,927
Mining construction	991,666	1,222,557	2,012,247	2,131,644
Commercial activities	601,855	802,523	1,595,324	1,195,558

Total revenue	13,865,170	19,505,897	26,108,860	27,749,129

Cost of Goods Sold:
Civil construction	9,326,747	14,337,928	17,285,338	19,605,492
Mining construction	808,743	1,027,055	1,592,723	1,699,779
Commercial activities	501,955	644,277	1,353,218	792,551

Total cost of goods sold	10,637,445	16,009,260	20,231,279	22,097,822

Gross Profit	3,227,725	3,496,637	5,877,581	5,651,307

Operating Expenses:
Selling expenses	150,882	26,557	169,201	40,241
Bad debt	108,904	—	108,904	—
General & administrative expenses	1,728,706	1,632,501	3,296,257	3,089,088

Total operating expenses	1,988,492	1,659,058	3,574,362	3,129,329

Total income from operations	1,239,233	1,837,579	2,303,219	2,521,978

Other income (expenses):
Gain on disposal of assets	8,699	(1,143)	16,892	50,330
Other income	65,307	1,223	46,863	(6,554)
Loss on foreign currency exchange	(119,192)	—	(53,692)	—
Interest income	189,230	176,818	230,250	428,753
Interest expense	(648,642)	(462,005)	(1,164,534)	(970,379)

Total other income (expense)	(504,598)	(285,107)	(924,221)	(497,850)

Income before income taxes and minority interest	734,635	1,552,472	1,378,998	2,024,128

Income taxes expenses	(177,429)	(437,024)	(421,890)	(643,102)

Net income	557,206	1,115,448	957,108	1,381,026

Less net income attributable to noncontrolling interest	(393,378)	(580,643)	(653,076)	(784,912)

Net income attributable to Cavico Corp.	$163,828	$534,805	$304,032	$596,114

Other comprehensive income:
Unrealized gain (loss) on investments available for sale	1,375,138	(4,406,157)	1,275,768	(4,171,993)
Foreign currency translation adjustment	67,762	(390,488)	118,097	(302,524)

Comprehensive income (loss)	$2,000,106	$(3,681,197)	$2,350,973	$(3,093,491)
Less comprehensive income (loss) attributable to the noncontrolling interest	(965,676)	(580,643)	(1,273,339)	(784,912)

Comprehensive income (loss) attributable to Cavico Corp	$1,034,430	$(4,261,840)	1,077,634	(3,878,403)

Per Share Information:

Weighted average number of common shares outstanding -basic and diluted	121,911,793	116,844,211	121,911,793	116,803,002

Net income per common share-basic and diluted	$0.00	0.00	$0.00	0.01

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net income	$957,108	$1,381,026
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,956,812	3,014,904
Changes in provisions	108,904	—
Gain on sale of fixed assets	(16,892)	(50,330)
Loss on foreign currency exchange	53,692	—
Stock issued for services	—	75,000
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(4,902,430)	(8,637,606)
Increase in inventory	(1,098,035)	(665,069)
Increase in construction work in progress	(10,120,083)	(3,714,782)
(Increase) decrease in other assets	131,911	(190,098)
Increase in advances from customer	4,391,504	3,430,237
Increase (decrease) in payable to employees	(1,533,760)	546,375
Increase in accounts payables and accrued expenses	6,147,346	1,838,125

Net Cash Used in Operating Activities	(2,923,923)	(2,972,218)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(3,784,551)	(7,165,756)
Purchase of investments in nonconsolidated companies and joint venture	(69,790)	(691,774)
Proceed from sale of available-for-sale securities	27,128	—
Proceeds from sales of fixed assets	673,378	421,155

Net Cash Used in Investing Activities	(3,153,835)	(7,436,375)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	212,171	5,087,069
Payments of dividend to minority interest	(211,233)	(267,200)
Proceeds from notes payable	47,461,073	33,802,593
Proceeds from notes payable - related parties	50,605	1,175,014
Payments of notes payable	(40,632,840)	(29,237,334)
Payments of notes payable- related parties	(53,954)	(679,452)
Payments of capital leases obligations	(55,513)	(44,502)

Net Cash Provided By Financing Activities	6,770,309	9,836,188

Increase (decrease) in Cash	692,551	(572,405)

Cash at Beginning of period	3,148,985	1,412,201
Effect of foreign currency translation	4,658	(18,999)

Cash at End of period	$3,846,194	$820,797

Supplemental Cash Flow Information:
Interest paid	$3,529,639	$1,422,656

Taxes paid	$20,102	$22,583

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

The merger of Agent 155 Media Group, Inc. with CVJSC was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CVJSC obtained control of the consolidated entity (the “Company”). Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with CVJSC being treated as the continuing entity. The historical financial statements presented are those of CVJSC. CVJSC changed its name to Cavico Vietnam Company Limited.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities that the Company controls directly or indirectly. All significant intercompany accounts and transactions have been eliminated. The Company’s noncontrolling interest exceed the Company’s equity since the Company owns a small ownership percentage in many of these subsidiaries included in consolidation as shown below, but these entities are controlled by the Company’s director(s). In addition, the Company exercises significant control over these entities by Cavico management’s decision making ability, guarantees of indebtedness, and Company provides the majority of the entities financial support. These subsidiaries were able to raise working capital by selling the shares of the subsidiaries to independent third parties without affecting the Company’s stockholders’ equity. The profit generated from the entities in which the Company has less than fifty percent ownership shares was 13% and 25% of total profit for the six months ended June 31, 2009 and the year ended December 31, 2008, respectively.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	24%
Cavico Stone and Mineral JSC	37%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of $732,778 and $597,349, respectively.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue. The interest costs included in work in process were $4,916,816 and $4,235,405 at June 30, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of June 30, 2009 and December 31, 2008, the Company recorded a long term work in process of $521,007 and $547,693, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of June 30, 2009 and December 31, 2008, the reserves against work in process were $980,637 and $843,494 respectively. The Company determined these reserves were sufficient for both short term and long term work in process.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements and adopted this Statement for the assets and liabilities shown in the table below. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Financial Accounting Standards Board (FASB) Staff Position SFAS No. 157-2, Effective Date of SFAS No. 157, permits the Company to defer the recognition and measurement of the nonfinancial assets and nonfinancial liabilities until January 1, 2009. At June 30, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. SFAS No. 157 requires that financial assets and liabilities that are reported at fair value be categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Concentration of Customer and Credit Risk

The Company generated 51% and 58% of total revenues from major customers, in the periods ended June 30, 2009 and 2008, respectively. The accounts receivable balance for these customers at June 30, 2009 and 2008 was $15,088,950 and $13,749,742, respectively.

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

Paragraph 22 of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), provides that, in a typical construction contract, a contractor has the right to receive payment for work performed. The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. The Company considers the title to work performed passes to the customer upon certification by the customer. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work to date. Costs related to work performed but not completed are included in work in progress. Any losses from damages to work in process are generally covered by the customer. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of goods sold when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. During the periods ended June 30, 2009 and 2008, the Company recognized $490,235 and $1,352,816, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $10,134,922 and $7,041,924, respectively as of June 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized gain of $118,097 and unrealized loss of $302,524 for the six months ended June 30, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $1,275,768 and unrealized loss of $4,171,993 on investments available for sale for the six months ended June 30, 2009, and 2008, respectively.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. The reclassifications had no material impact on the Consolidated Financial Statements.

Recent Pronouncements

Fair Value Measurement

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Condensed Balance Sheets and Statements of Income for the prior period to conform with this standard. Additionally, see Note 10 for disclosure reflecting the impact of SFAS 160 on our reconciliation of comprehensive income and stockholders’ equity

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements. . The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the quarter ending September 30, 2009. The adoption of this standard will not have a material impact on our financial statements.

NOTE 3- RECEIVABLE – OTHER

Other receivables at June 30, 2009 and December 31, 2008 by major classification were comprised of the following:

	June 30, 2009	December 31, 2008

Advances to employees	$4,329,036	$3,090,109
Prepayments to suppliers	3,287,216	2,354,887
Other short-term receivable	3,245,383	2,046,807

Total	$10,861,635	$7,491,803

NOTE 4 - INVENTORY

Inventories at June 30, 2009 and December 31, 2008 by major classifications, were comprised of the following:-

	June 30, 2009		December 31, 2008

Goods in transit	$509,768		$679,449
Material and supplies	3,962,269		2,882,793
Tools, instruments	58,302		58,022
Merchandises	689,954		495,842
Reserve	(9,025	)*	(175,338)

Inventory - net	$5,211,268		$3,940,768

*The reserve for inventory was evaluated as of June 30, 2009 based on the analysis of aging and movement of inventory. As a result, the reserve for inventory was reduced by $166,313. The Company determined that the reserve for inventory is adequate at June 30, 2009.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at June 30, 2009 and December 31, 2008 by major classifications were comprised of the following:

	June 30, 2009	December 31, 2008

Prepaid loan interest	548,065	282,690
Other prepaid expenses	553,321	200,435
Tools and instruments*	826,284	484,657
Deductible Value Added Tax	461,968	391,385
Other current assets	254,937	243,105

TOTAL	$2,644,575	$1,602,272

*Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 which have more than 12 months amortization period were included in Prepaid expense under other assets. These amounts were $1,204,381 and $1,123,295 for the period ended June 30, 2009 and December 31, 2008, respectively and are amortized over 2 to 4 years. The remaining non-current prepaid expenses of $1,200,770 and $1,407,649 as of June 30, 2009 and December 31, 2008 are amortized over 2 to 4 years based on the benefiting periods. The Company recognized amortization expenses of $820,732 and $1,635,801 from these non-current prepaid expenses for the period ended June 30, 2009 and December 31, 2008, respectively and expects to incur $1,803,496 for the 2009 fiscal year.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Non-marketable investments” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies or capital partnerships, which carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for impairment or whenever events and circumstances indicate that the carrying value of the investment may not be recoverable. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. As of June 30, 2009, no impairment charge was necessary.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

1. Agriculture Construction Corporation	$75,709	$67,739
2. Tour Zones Investment and Construction JSC *	582,434	581,610
3. Vietnam Power Investment and Development JSC *	238,726	238,389
4. Mai Son Cement Joint Stock Company	460,096	459,445
5. Van Chan Hydropower Company	29,493	29,452
6. Ha Tay Investment and Development JSC	14,157	14,137
7. Businessman Culture Development JSC	29,493	29,452
8. Vietnam Media Financial JSC	117,578	117,412
9. VEC Tower JSC	123,282	123,108
10. Agribank Insurance **	—	235,613
11. Vietnam Industry Investment and Construction JSC	58,987	58,903
12. Dong Duong Finance JSC	5,309	5,301
13. Nam Viet Investment and Consultant JSC	96,757	96,620
14. Sao Mai-Ben Dinh Petrolium Investment JSC	589,866	589,032
15. IDICO Industry Zone Investment Development JSC	8,848	8,835
17. Vietnam Power Development JSC	58,987	58,903
18. IDICO Long Son Petrolium Industry Zone Investment	117,973	117,806
19. Nhan Tri JSC	23,595	23,561
20. Minh Viet JSC	73,733	73,629
21. North and South Investment Development JSC	5,899	5,890
22. Lilamavico Joint Venture	19,573	19,545
23. Vietnam Design JSC	15,926	15,904
24. Song Tranh Hydropower JSC	2,949	2,945
25. Kasvina JSC	108,075	75,526
26. Vietnam Anti-counterfeit and trading promotion JSC	11,797	11,781
27. Song Thanh Hydropower JSC	29,493
28. Others	4,985	4,978

TOTAL	$2,903,720	$3,065,516

*Related entity by common directors.

** Changed to available for sale security. Quoted under symbol ABI at UPCOM – HaNoi Stock Exchange.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

June 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$464,819	$2,847,688	$—	$3,312,507

Available- for- sale securities consisted of the following at June 30, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$60,000	$(40,000)
Habubank Stock	630,000	1,551,348	594,410	(956,938)
Vinavico	470,200	669,373	404,819	(264,554)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,197,428	781,814	(415,614)
Military Bank Stock	345,807	803,955	632,151	(171,804)
Military Bank Bond	150,700	133,334	275,567	142,233
Agribank Insurance	400,000	235,946	563,746	327,800

Total Securities		$4,691,384	$3,312,507	$(1,378,877)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. In compliance with SFAS 157, Fair Value Measurements which was adopted effective January 1, 2008, these securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at June 30, 2009. Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months. The available for sale securities have been in a loss position since June 30, 2008. However based on market conditions during quarter ended June 30, 2009, management believes that there was no impairment identified on investments available for sale as the fair value for each available for sale security has been less than the cost for no longer than twelve months. The Company’s determination for impairment on the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the period ended June 30, 2009, the Company sold 10,000 shares of Military Bank Stock at a sales price equal to the cost. As a result, the Company did not realize any gain or loss on the sale of the securities.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)

Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rate of 10.5%, maturity dates ranging from July 3, 2009** to April 14, 2010.	$6,177,317	$5,927,960

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 16.5%, maturity dates ranging from September 5, 2009 to June 25, 2012	189,052	1,520,841

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 10.5%, matures on March 25, 2010	3,892,052	3,571,408

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on September 28, 2012	117,973	—

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates of 10.5%, maturity dates ranging from July 6, 2009** to June 4, 2010.	5,926,468	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	831,977	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 10.5%, matures on March 8, 2010 and March 23, 2010.	1,108,072	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 19%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	3,196,708	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,064,531	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rate of 10.5%, maturity dates ranging from August 21, 2009 to May 3, 2010.	13,535,604	11,807,997

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 10.5% to 15.6%, maturity dates ranging from March 31, 2010 to March 11, 2013.	1,783,499	1,855,925

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 15%, matures on December 17, 2009.	91,212	493,756

Notes payable to BIVD – Son La Branch*, unsecured, annual interest rate of 10.5%, matures on August 20, 2009 and October 12, 2009.	144,346	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	58,810	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on January 29, 2010 and March 19, 2010	4,654,683	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	3,499,289	3,402,941

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	96,050	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	597,749	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	5,899	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	32,767	37,845

Notes payable to Vinashin Financial Company, unsecured, annual interest rate of 15%, matures on June 19, 2009.**	—	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	530,879	543,264

Notes payable to Petroleum Financial Company, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010	63,937	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rates ranging from 9.6% to 10.8%, matures dates ranging from August 11, 2009 to September 13, 2009.	1,769,598	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on November 10, 2009.	510,240	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate of 10.5%, matures dates ranging from September 25, 2009 to March 31, 2010	7,600,019	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011.	1,026,367	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 10.5%, matures on November 21, 2009	409,559	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on September 24, 2009	23,705	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	94,644	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on November 21, 2009	14,747	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	74,392	—

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on November 26, 2009 and June 26, 2010.	1,777,153	—

Notes payable to AnBinh Securities JSC, secured by Military bank stock, annual interest rate of 10.5%, matures on December 24, 2009	162,272

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,287,687	4,530,620

Total Notes Payable	$66,349,257	$59,381,463

ST Note payable and current portion of LT notes, weighted average interest rates of 10.6% for six months of 2009 and 11.58% for six months of 2008	56,294,251	50,141,069

Long-term Notes Payable	$10,055,006	$9,240,394

* The bank must approve all funding and controls the use of funds.

**These loans were paid off after the period end.

Future maturities on long-term debt as of June 31 are as follows:

2009 remainder	$56,294,251
2010	3,819,302
2011	3,181,915
2012	1,862,604
2013	293,142
2014	898,043

$66,349,257

NOTE9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $27,158 and $361,366 and advances receivable of $429,914 and $727,230 from various officers and directors of the Company as of June 30, 2009 and December 31, 2008, respectively. The loans and advances to officers were made with no interest, not secured and due on demand. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.

The Company had other payables of $27,168 and $20,520 to officers and directors of the Company as of June 30, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $205,607 and $208,667 as of June 30, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company had no stock issuance for six months ended June 30, 2009.

Pursuant to the disclosure requirement under SFAS No. 160, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

	Comprehensive Income (loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total

Beginning balance	$—	$(6,547,740)	$(3,864,303)	$121,912	$13,501,001	$15,562,700	$18,773,570
Reclassification of unrealized loss from Noncontrolling interest in the prior year	—	—	481,002	—	—	(481,002)	—

Net income	957,108	304,032	—	—	—	653,076	957,108
Other comprehensive income:				—	—
Unrealized gain(loss) on Securities	1,275,768	—	772,208	—	—	503,560	1,275,768
Foreign currency translation adjustment	118,096	—	1,393	—	—	116,703	118,096

Ending balance	$2,350,972	$(6,243,708)	$(2,609,700)	$121,912	$13,501,001	$16,355,037	$21,124,542

NOTE 11- SEGMENT REPORTING

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

Following is a summary of segment information for the six months period ended June 30, 2009:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total

Sales	$22,501,289	$2,012,247	$1,595,324	$—	$26,108,860

Operating income/(loss)	3,603,407	271,614	(200,525)	(1,371,277)	2,303,219

Total Assets	82,643,352	12,033,455	6,358,864	29,452,122	130,487,793

Capital Expenditure	3,695,539	72,931	9,005	7,076	3,784,551

Interest Income	—	—	—	230,250	230,250

Interest Expense	107,953	98,648	267,856	690,077	1,164,534

Depreciation/Amortization	2,462,309	337,901	35,548	121,054	2,956,812

Following is a summary of segment information for the six months period ended June 30, 2008:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total

Sales	$24,421,927	$2,131,644	$1,195,558	$—	$27,749,129

Operating income/(loss)	3,265,509	314,846	190,246	(1,248,623)	2,521,978

Total Assets	68,280,757	8,305,933	2,235,763	24,391,069	103,213,522

Capital Expenditure	5,967,883	310,883	—	886,989	7,165,756

Interest Income	—	—	—	428,753	428,753

Interest Expense	421,915	107,177	159,721	281,566	970,379

Depreciation/Amortization	2,654,776	264,481	15,358	80,289	3,014,904

NOTE 12 – SUBSEQUENT EVENTS

On July 27, 2009, the Company submitted a Stock Split Request form with the Financial Industry Regulation Authority (“FINRA”) to request approval for a 40-for-one reverse stock split.

On May 22, 2009, the Company filed a registration statement for public offering of 3,571,428 shares of common stock at $5.60 per share. Immediately prior to the effectiveness of the registration statement, the Company plans to designate and grant for no monetary consideration 1,200,000 shares of Class A Preferred Stock, $0.001 par value, to the directors and management of the Company. Each share of Class A Preferred Stock is convertible into one share of the Company’s common stock at the option of the holders thereof at any time that the closing market price of our common stock is greater than $7.50 for more than five consecutive days. The right to convert shares of Class A Preferred Stock into common stock will expire on the second anniversary of the issuance of the Class A Preferred Stock. On such second anniversary, each share of Class A Preferred Stock will be redeemed by the Company at its par value. The Company will classify this Preferred Stock as permanent equity as the redemption feature is immaterial to be recorded as a liability per SFAS 150, specifically, as a financial instrument issued in the form of shares that is mandatorily redeemable, that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. The pro forma earning per share impact of the expected issuance of the convertible Class A Preferred Stock included as compensation expense using a price of $5.60 per share is as follows;

	Actual		Proforma
	June 30, 2009	December 31, 2008	June 30, 2009
Net income attributable to Cavico Corp.	$385,710	$61,309	$(6,334,290)
Weighted average common shares	3,047,795	2,919,045	4,247,795
Net Income per common share-basic & diluted	$0.13	$0.02	$(1.49)

The Company has applied to have its common stock listed on the NASDAQ Capital Market under the symbol “CVIC.” No assurance can be given that the Company’s application will be approved. If the application is not approved, the Company will not complete this offering and the shares of its common stock will continue to be quoted on the OTC Bulletin Board.

As of June 30, 2009, the registration statement is not effective and waiting for an approval from SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership

Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	24%
Cavico Stone and Mineral JSC	37%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

Paragraph 22 of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), provides that, in a typical construction contract, a contractor has the right to receive payment for work performed. The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. . The Company considers the title to work performed passes to the customer upon certification by the customer. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work to date. Costs related to work performed but not completed are included in work in progress. Any losses from damages to work in process are generally covered by the customer. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of goods sold when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. During the six-months ended June 30, 2009 and 2008, the Company recognized $490,235 and $1,352,816, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $10,134,922 and $7,041,924, respectively as of June 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

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

Results of Operations

Results of operations for the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008.

Total Sales

We generated $13,865,170 in net sales during the three-months ended June 30, 2009 compared to $19,505,897 during the same period ended June 30, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction decreased by $5,209,168 or 30% to $12,271,649 for the three-months ended June 30, 2009 from $17,480,817 for the same period in 2008. This decrease was due to the ramping-up of several new projects such as Ta Trach, Dambri, Ngan Truoi and Huana projects in three months ended June 30, 2009. We expect our net sales to increase in next several quarters as the progress billings upon completion on these projects are made. The Company’s net sales from mining construction decreased by $230,891 or 19% to $991,666 for the three-months ended June 30, 2009 from $1,222,557 for the same period in 2008. This was due to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) decreased by $200,668 or 25% to $601,855 for the three-months ended June 30, 2009 from $802,523 for the same period in 2008. This was primarily due a decrease in our selling price of construction materials..

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction and Algeri which is a service contract in the three-months ended June 30, 2009 compared to the same period of 2008 are as follows:

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri	Nui Beo

2009
Revenue	$531,885	$2,142,191	$48,242	$968,742	$1,387,374	$991,666
Cost of goods sold	486,623	1,575,480	43,047	790,241	1,090,925	808,743
Gross profit	45,262	566,711	5,195	178,501	296,449	182,923
Gross profit %	9%	26%	11%	18%	21%	18%

2008
Revenue	$2,053,034	$2,975,613	$1,427,096	$458,148	$339,497	$1,222,557
Cost of goods sold	1,998,135	2,399,637	1,368,816	403,685	276,558	1,027,055
Gross profit	54,899	575,976	58,280	54,463	62,939	195,502
Gross profit %	3%	19%	4%	12%	19%	16%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000	19,970,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010	2006-2010

Major Projects Revenues

The revenues from Buon Kuop Project decreased by $1,521,149 or 74% to $531,885 during the three-months ended June 30, 2009 compared to the same period in 2008. Revenues for the year ending December 31, 2009 for the Buon Kuop Project are anticipated to be approximately $2.8 million as the project is being completed. The revenues from the A Luoi Tunnel Project decreased by $833,422 or 28% for the three-months ended June 30, 2009 compared to the same period in 2008 and revenue for the year ending

December 31, 2009 is anticipated approximately $10.7 million. The revenues from Buon TuaSrah Project decreased by $1,378,854 or 97% for the three months ended June 30, 2009 compared to the same period in 2008 as the project was in the final stage in the second quarter of 2009 and the Company anticipates approximately $2.1 million for the year ending December 31, 2009.. The revenues from Dong Nai 4 Project increased by $510,594 or 111% for the three-months ended June 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $2.9 million in revenue for the year ending December 31, 2009. The revenues from Algeri Project increased by $1,047,877 or 309% for the three-months ended June 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $3.8 million in revenue for the year ending December 31, 2009. The revenues from Nui Beo Project decreased by $230,891 or 19% for the three-months ended June 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $3.4 million in revenue for the year ending December 31, 2009.

Total Cost of Goods Sold

Costs of goods sold were $10,637,445 and $16,009,260 for the three-months ended June 30, 2009 and 2008, respectively. Cost of goods sold includes capitalization of interest expenses of $1,249,404 and $1,253,769 for the three-months ended June 30, 2009 and 2008, respectively.

Cost of goods sold (without capitalization of interest expenses) decreased by $5,367,450 or 36% to $9,388,041 for the three-months ended June 30, 2009 from $14,755,491 for the same period in 2008. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales decreased by 8% to 68% for the three-months ended June 30, 2009 from 76% of sales for the same period in 2008. The decrease of cost goods sold from civil construction and mining as a percentage of sales was due to a decrease in the cost of raw materials, such as fuel, steel and replacement parts, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Company’s cost of goods sold for civil construction for the three-months ended June 30, 2009 was $9,326,747, of which as a percentage of sales decreased by 6% to 76% for the three-months ended June 30, 2009 from 82% of sales for the same period in 2008. Company’s cost of goods sold from mining construction for the three-months ended June 30, 2009 was $808,743, of which as a percentage of sales decreased by 2% to 82% in 2009 from 84% of sales for the same period in 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended June 30, 2009 was $501,955 of which as a percentage of sales increased by 3% to 83% in 2009 from 80% for the same period in 2008. This due to net sales decreased as discloses above.

Major Projects Cost of Goods Sold

The costs of goods sold on the major projects were increased (decreased) for the three months ended June 30, 2009 compared to 2008 generally in proportion to the increase (decrease) in revenue.

The cost of goods sold from Buon Kuop project decreased by $1,511,512 or 76% during the three-months ended June 30, 2009 compared to the same period in 2008. The percentage of cost of good sold to sales was decreased to 91% in 2009 compared to 97% in 2008. The cost of goods sold from A Luoi Tunnel project decreased by $824,157 or 34% for the three-months ended June 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project decreased to 74% in the three-months ended June 30, 2009 compared to 81% for the same period in 2008. The cost of goods sold from Buon TuaSrah project decreased by $1,325,769 or 97% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased to 89% in 2009 compared to 96% in 2008. The cost of goods sold from Dong Nai 4 project increased by $386,556 or 96% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased to 82% in 2009 compared to 88% in 2008. The cost of goods sold from Algeri project increased by $814,367 or 294% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased slightly to 79% in 2009 compared to 81% in 2008. The cost of goods sold from Nui Beo project decreased by $218,312 or 21% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased to 82% in 2009 compared to 84% in 2008.

Total Gross Profit

Gross profit for the three-months ended June 30, 2009 was $3,227,725 or 23% of sales compared to $3,496,637 or 18% of sales for the three-months ended June 30, 2008. The decrease in gross profit was primarily due to lower net sales partially offset by a higher gross profit percentage. The decrease in gross profit was primarily from from civil construction which decreased $197,989 from $3,142,889 to $2,944,902. The gross profit percentage for net sales in civil construction increased to 24% in the three-months ended June 30, 2009 compared to 18% in 2008 and the gross profit percentage for net sales in mining construction was 18% compared to 16% in the same period in 2008, These increases in gross profit percentages resulted from increases in the gross profit percentage of our major projects. The gross profit from commercial activities decreased by $58,346, as a percentage to sale decreased from 20% to 17%. This decrease is mainly due to a decrease in the sales price of fuel, steel and replacement parts.

Gross Profit from Major Projects

The gross profit from Buon Kuop project decreased by $9,637 or 18% for the three-months ended June 30, 2009 compared to same period in 2008 as the project is being completed. The gross profit has increased from 3% in to 9% for the three-months ended June 30, 2009 compared to 2008 as the project reached its final stage in 2009 compared to the excavating stage and concrete lining of the tunnel which requires high materials costs and labor costs. The gross profit from A Luoi Tunnel decreased by $9,265 in the three-months ended June 30, 2009 or 2% over the same period in 2008. The gross profit percentage for this project increased from 19% to 26%. The gross profit from Buon TuaSrah decreased by $53,085 or 91% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for this project increased from 4% to 11%. The gross profit from Dong Nai 4 project was increased by $124,038 or 228% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for Dong Nai 4 project increased from 12% to 18% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit from Algeri project increased by $233,510 or 371% in the three-months ended June 30, 2009 compared to the same period in 2008. This increase in gross profit is due to an increase in revenue in the three-months ended June 30, 2009 since this project started in 2008. The gross profit percentages to sales between the two comparable periods are consistent. The gross profit from Nui Beo project decreased by $12,579 or 6% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit percentage to sale for Nui Beo project increased from 16% to 18% in the three-months ended June 30, 2009 compared to the same period in 2008. This increase in gross profit percentage to sale was mainly due to a decrease in the cost of fuels, materials and spare parts.

Operating Expenses

The company’s general and administrative costs for the three-months ended June 30, 2009 were $1,728,706 compared to $1,632,501for the same period in 2008, with an increase of $96,205. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses decreased by $137,623 to $537,708 for the three-months ended June 30, 2009 from $675,331 for the same period in 2008.

•

Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $208,954 to $497,919 due to registration filing related to an offering for the three-months ended June 30, 2009 from $288,965 for the same period in 2008.

•	Other administration cost of subsidiaries increased by $24,873 to $693,078 for the three-months ended June 30, 2009 from $668,205 for the same period in 2008.

The company recorded bad debt expense of $108,904 for three-months ended June 30, 2009 and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased by $219,491 to $504,598 for the three-months ended June 30, 2009 from $285,107 for the three-months ended June 30, 2008. This increase in other expense in 2009 is mainly due to loss on foreign currency exchange of $119,192 was recorded for the three months ended June 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies. Other income also includes gain from disposal of fixed assets of $8,699 and interest income of $189,230 for the three-months ended June 30, 2009 compared to loss from disposal of fixed assets of $1,143 and interest income of $176,818 in 2008 Other income during the three-months ended June 30, 2009 was $65,307 compared to $1,223 for the same period in 2008.

Interest expenses excluding capitalized interest increased by $186,637 to $648,642 for the three-months ended June 30, 2009 from $462,005 for the same period in 2008.

Net Income

The Company had net income of $557,206 and $1,115,448 for the three-months ended June 30, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $163,828 compared to $534,805 for the same period in 2008.

The net income per share was $0.00 for the three-months ended June 30, 2009and 2008.

Results of operations for the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008.

Total Sales

We generated $26,108,860 in net sales during the six months ended June 30, 2009 compared to $27,749,129 during the six months ended June 30, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction decreased by $1,920,638 or 8% to $22,501,289 for the six months ended June 30, 2009 from $24,421,927 for the same period in 2008. This was due to the starting of new projects in six months ended June 30, 2009 such as Ta Trach, Dambri, Ngan Truoiand Huana project. The net sales are expected to increase in next quarters as the progress billings upon completion on these projects are made. Company’s net sales from mining construction decreased by $119,397 or 6% to $2,012,247 for the six months ended June 30, 2009 from $2,131,644 for the six months ended June 30, 2008. This was due principally to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $399,766 or 33% to $1,595,324 for the six months ended June 30, 2009 from $1,195,558 for the six months ended June 30, 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction in the six months of 2009 compared to 2008 are as follows:

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri	Nui Beo

2009
Revenue	$1,198,368	$3,770,664	$1,848,848	$1,643,665	$2,265,558	$2,012,247
Cost of goods sold	1,132,612	2,912,227	1,716,463	1,358,481	1,803,745	1,592,723
Gross profit	65,756	858,437	132,385	285,184	461,813	419,524
Gross profit %	5%	23%	7%	17%	20%	21%

2008
Revenue	$3,062,492	$3,663,842	$2,066,787	$677,434	$576,262	$2,131,644
Cost of goods sold	2,756,085	2,857,156	1,943,445	577,089	470,400	1,699,779
Gross profit	306,407	806,686	123,342	100,345	105,862	431,864
Gross profit %	10%	22%	6%	15%	18%	20%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000	19,970,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010	2006-2010

Major Projects Revenues

The revenues from Buon Kuop Project decreased by $1,864,124 or 61% to $1,198,368 during the six months ended June 30, 2009 compared to the same period in 2008. This decrease is due to the winddown of this project as it is being completed. The revenues from the A Luoi Tunnel Project increased by $106,822 or 3% to $3,770,664 for the six-months ended June 30, 2009 compared to the six months ended June 30, 2008 as the project progressed further in 2009. The revenues from Buon TuaSrah Project decreased by $217,939 or 11% to $1,848,848 for the six months ended June 30, 2009 compared to the same period in 2008 since this project reached the final stages in the second quarter of 2009. The revenues from Dong Nai 4 Project increased by $966,231 or 143% to $1,643,665 for the six months ended June 30, 2009 compared to the same period in 2008. This increase is due to changed stage in preparing for tunnel construction. The revenues from Algeri Project increased by $1,689,296 or 293% to $2,265,558 for the six months ended June 30, 2009 compared to the same period in 2008 This increase was due to an increase of manpower to Algeri from 190 people in 2008 to 415 people in 2009. The revenues from Nui Beo Project decreased by $119,397 or 6% to $2,012,247 for the six months ended June 30, 2009 compared to the same period in 2008.

Total Cost of Goods Sold

Costs of goods sold were $20,231,279 and $22,097,822 for the six months ended June 30, 2009 and 2008, respectively. Cost of goods sold includes capitalization of interest expenses of $2,148,810 and $1,842,959 for the six months ended June 30, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) decreased by $2,172,394 or 11% to $18,082,469 for the six months ended June 30, 2009 from $20,254,863 for the same period ended June 30, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 4% to 69% for the six months ended June 30, 2009 from 73% of sales for the same period in 2008. The decrease of cost goods sold from civil construction and mining as a percentage of sales was due a decrease in the cost of raw materials, such as fuel, steel and replacement parts, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Company’s cost of goods sold for civil construction for the six months ended June 30, 2009 was $17,285,338, of which as a percentage of sales decreases by 3% to 77% for the six months ended June 30, 2009 from 80% of sales for the same period ended June 30, 2008. Company’s cost of goods sold from mining construction for the six months ended June 30, 2009 was $1,592,723, of which as a percentage of sales decreased by 1% to 79% for the six months ended June 30, 2009 from 80% of sales for the same period ended June 30, 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the six months ended June 30, 2009 was $1,353,218, of which as a percentage of sales increased by 19% to 85% for the six months ended June 30, 2009 from 66% for the same period in 2008. This is due to net sales decreased as disclosed above.

Major Projects Cost of Goods Sold

The costs of goods sold on the major projects increased or decreased in the six-months of 2009 compared to 2008 generally in proportion to the increase or decrease in revenue.

The cost of goods sold from Buon Kuop project decreased by $1,623,473 or 59% during the six-months ended June 30, 2009 compared to the same period in 2008. The percentage of cost of good sold to sales was increased to 95% for six-months ended June 30, 2009 compared to 90% in 2008. The cost of goods sold from A Luoi Tunnel project increased by $55,071 or 2% for the six-months ended June 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project decreased slightly to 77% in the six-months ended June 30, 2009 compared to 78% in 2008. The cost of goods sold from Buon TuaSrah project decreased by $226,982 or 12% for the six-months ended June 30, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was decreased slightly to 93% in 2009 compared to 94% in 2008. The cost of goods sold from Dong Nai 4 project increased by $781,392 or 135% for the six-months ended June 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project was decreased to 83% in 2009 compared to 85% in 2008. The cost of goods sold from Algeri project increased by $1,333,345 or 283% for the six-months ended June 31, 2009 compared to 2008. The percentage of cost of good sold to sales for this project was decreased to 80% in 2009 compared to 82% in 2008. The cost of goods sold from Nui Beo project decreased by $107,056 or 6% for the six-months ended June 30, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was decreased slightly to 79% in 2009 compared to 80% in 2008.

Total Gross Profit

Gross profit for the six months ended June 30, 2009 was $5,877,581 or 23% of sales compared to $5,651,307 or 20% of sales for the six months ended June 30, 2008. The increase in gross profit was primarily due to an increase in gross profit of $399,516 from civil construction from $4,816,435 to $5,215,951 in the six months of 2008 and 2009. The gross profit percentage to sale in civil construction increased to 23% in the six months ended June 30, 2009 compared to 19% in same period of 2008, the gross profit of $419,524 and as a percentage to sale in overall mining construction was 21% compared to $431,865 or 20% in the same period in 2008, These increases in gross profit percentages were explained below by analyzing comparisons in major projects. The gross profit from commercial activities decreased by $160,901, as a percentage to sale decreased from 34% to 15%. This decrease is mainly due to decrease in demand in trading which caused smaller price increase compared to higher cost increase in the six months of 2009 compared to the same period of 2008.

Gross Profit from Major Projects

The gross profit from Buon Kuop project decreased by $240,651 or 79%, and as a percentage to sales from 10% to 5% for the six-months ended June 30, 2009 compared to 2008 as the project was reaching its final stages in 2009. The gross profit from A Luoi Tunnel increased by $51,750 for the six-months ended June 30, 2009 or 6% over the same period in 2008 as the project progressed further in 2009 and increased revenue. The gross profit from Buon TuaSrah increased slightly by $9,043 or 7% in the six-months ended June 30, 2009 compared to the same period in 2008. The gross profit from Dong Nai 4 project was increased by $184,840 or 184% in the six-months ended June 30, 2009 compared to the same quarter in 2008. This increase is due to changed stage in preparing for tunnel in 2009. The gross profit from Algeri project was increased by $355,951 or 336% in the six-months ended June 30, 2009 compared to the same quarter in 2008. This increase was due to an increase of manpower to Algeri from 190 people in 2008 to 415 people in 2009. The gross profit from Nui Beo project was slightly decreased by $12,341 or 3% in the six-months ended June 30, 2009 compared to the same quarter in 2008. The gross profit percentage to sales for A Luoi Tunnel project increased from 22% to 23%, the gross profit percentage to sale increased from 6% to 7% for Buon TuaSrah project, the gross profit percentage to sale increased from 15% to 17% for Dong Nai 4 project, the gross profit percentage to sale increased from 18% to 20% for Algeri project and the gross profit percentage to sale for Nui Beo project increased from 20% to 21% in the six-months ended June 30, 2009 compared to the same period in 2008. Increases in gross profit percentage to sale was due to a decrease in the cost of fuels, materials and spare parts.

Operating Expenses

The company’s general and administrative costs for the six months ended June 30, 2009 were $3,296,257 compared to $3,089,088for the same period in 2008, with an increase of $207,169. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $22,487 to $1,255,783 for the six months ended June 30, 2009 from $1,233,296 for the same period in 2008.

•	Rent expenses increased by $40,811 to $235,507 for the six months ended June 30, 2009 from $194,696 for the same period in 2008.

•

Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $162,649 to $679,638 due to registration filing related to fund raising activities for the six months ended June 30, 2009 from $516,989 for the same period in 2008.

•	Other administration cost of subsidiaries decreased by $18,779 to $1,125,328 for the six months ended June 30, 2009 from $1,144,107 for the same period in 2008.

The company recorded bad debt expense of $108,904 for six-months ended June 30, 2009 and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased by $426,371 to $924,221 for the six months ended June 30, 2009 from $497,850 for the six months ended June 30, 2008. This increase in other expense in 2009 is mainly due to a decrease of interest income by $198,503 to $230,250 for the six months ended June 30, 2009 compared to $428,753 in the same period in 2008.Other income also includes gain from disposal of fixed assets of $16,892 for the six months ended June 30, 2009 compared to $50,330 in 2008. Other income during the six months ended June 30, 2009 was $46,863 compared to $6,554 as expenses for the same period in 2008. In addition, loss on foreign currency exchange of $53,692 was recorded for the six months ended June 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest increased by $194,155 to $1,164,534 for the six months ended June 30, 2009 from $970,379 for the same period in 2008.

Net Income

The Company had net income of $957,108 and $1,381,026 for the six months ended June 30, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $304,032 compared to $596,114 for the same period in 2008.

The net income per share was $0.00 and $0.01 for the six months ended June 30, 2009and 2008.

Liquidity and Capital Resources

The Company’s working capital deficit as of June 30, 2009 decreased by $4,436,827 to $22,184,196 compared to $26,621,023 as of December 31, 2008 as current assets increased less than the increase in current liabilities. Our working capital deficit is a result of the required classification of certain retention receivables and work in process as long-term assets. As of June 30, 2009, long-term retention receivables and long-term work in process totaled $13,983,068. As of June 30, 2009, the Company had $3,846,194 in cash, accounts receivable of $10,835,116, an inventory of $5,211,268, construction work in progress of $39,741,524, investment available for sale of $3,312,507 and other current assets of $2,644,575. Our current accounts receivable was increased by $1,650,777 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our inventory as of June 30, 2009 was increased by $1,270,500 and construction work in progress increased by $10,134,922 from the prior year end. These increases were due to an increase in work in progress from new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	Jun. 30, 2009	Dec. 31, 2008

Accounts receivable -trade- net	$10,835,116	$9,184,339
Receivable - other	10,861,635	7,491,803
Work in process	39,741,524	29,606,602
Receivables and advances from related parties	457,072	1,088,596
Long-term retention receivables	13,462,060	14,933,897
Long-term work in process	521,008	547,693

Accounts receivable - trade are generated from civil construction and mining construction projects as well as from our other commercial activities. As of June 30, 2009, over 78% of our accounts receivable have been outstanding for less than six months. Reserves for uncollectable amounts, which management believes are sufficient are based on past experience and a specific analysis of the accounts, although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2009, the Company had a reserve for doubtful accounts of $732,778 of which $350,262 was reserved for accounts receivable - trade and $382,516 for long-term receivable. Our trade accounts receivable as a percentage of quarterly sales decreased from 85% as of March 31, 2009 to 79% as of June 30, 2009. This was due to more payments received in the second quarter of 2009 compared to first quarter of 2009 as a seasonal variance. Approximately 22% of accounts receivable-trade over six months old as of June 30, 2009 are not past due pursuant to the payment terms. Many of our construction contracts (e.g., Buon Kuop, Ban ve, Dong Nai 3, Dong nai 4, Bac binh) were granted by the Government of Vietnam. Pursuant to the contract, we are paid based on actual cost plus profit. We believe that these receivables will be collected from the government agencies for which we are working. The payment delays are just due to the procedures of submission for approval from related authorities. We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $4,329,036 of advances, $3,287,216 of prepayments to suppliers and $3,245,383 of short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of June 30, 2009, over 81% of receivable other have been outstanding for less than six months. The Company expects to collect amounts due and this expectation is supported by past history

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and Ta Trach Dam project, which total $13,305,494 in work in process at June 30, 2009. All three projects are current in their payments and there are no known disputes regarding the work performed to date. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of June 30, 2009, the reserves against work in process were $980,637. For the current work in process, over 55% of the work in process is less than six months old at June 30, 2009. Long-term work in process is $521,008 and $547,693 as of June 30, 2009 and December 31, 2008, respectively, equal to less than 1% of our assets. The long-term work in process will be billed and collected after the project owner certifies the work. The Company is not currently aware of any factors that would cause the ultimate timing of collections to change. The Company has determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. The Company had loans receivable in the amounts of $27,158 and advances of $429,914 as of June 30, 2009. At June 30, 2009, over 95% of receivables and advances from related parties are less than one year old.

Long term retention receivable has a balance of $13,462,060 at June 30, 2009.Construction contracts include a two to three year warranty period that is part of the construction contract. At June 30, 2009, over 64% of the long-term retention receivables are less than two years old. Long-term retention receivables are typically paid within two years after the completion of a construction project. The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts. We expect to collect these amounts within two years after the completion of the applicable construction contract. The portion of revenue related to retentions ranges from 5% to 15% depending on each contract and is not recognized until the retention period has expired. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project, which total $6,923,795 of the long-term retention receivable balance. All three projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.

The Company’s total current liabilities as of June 30, 2009 were $99,094,086 which was increased by $14,589,292 from the prior year end. The current liabilities included accounts payable including related party of $14,772,986, accrued expenses of $5,499,708, advances from customers of $19,516,872, payable to employees of $2,691,886, current notes of $56,294,251 and related party note of $205,607. Advances from customers increased mainly due to Ta Trach project for which we received approximately $1.1 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, Ngan Truoi project for which we received approximately $1.8 million, HuaNa project for which we received approximately $0.4 million during the six months ended June 30, 2009. Current notes payable increased by $6,153,182 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP, Ngan Truoi Dam. At June 30, 2009, the Company’s current liabilities exceeded current assets by $22,184,196.

At June 30, 2009, the Company had $66,349,257 in construction loans, of which $56,294,251 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds. in the following manner. These construction loans are made by the banks for a specific project. Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will only pay the supplier or subcontractor directly. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment, which are mostly major construction trucks, at June 30, 2009 was $14,487,722, 22% of total construction loans.

These loans mature from July 2009 through May 2013. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite. As we complete a percentage of each construction project, our customer certifies our work in process and our customer, or its financing source, will repay our banks from which we borrowed funds for our completed work, less a retention percentage which we will collect at the end of the project. Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of June 30, 2009 and December 31, 2008, the outstanding balances were $36.5 million and $29.3 million, respectively and available balances were $9.4 million as of June 30, 2009 and $16.7 million as of December 31, 2008. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of June 30, 2009 and December 31, 2008 was $22,184,195 and $26,621,023, respectively. As of June 30, 2009 and December 31, 2008, long-term retention receivables and long-term work in process totaled $13,983,068 and $15,481,590.

We expect to renew these loans with the banks and repay the balances as we complete our projects. In the first six months of 2009, we made $40,632,840 of payments on our notes payable. We also needed to draw down $47,461,073 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

•	It may result in the banks repossessing up to $4,000,000 of our equipment.

Cash flows

The Company used cash of $2,923,923 in operating activities for the six months ended June 30, 2009 while it used cash of $2,972,218 in operating activities for the same period in 2008. The major reasons are an increase in received advances from customers for new projects and a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partly offset by increase in construction work in progress and payment to employees.

In investing activities, the Company used net cash of $3,153,835 for the six months ended June 30, 2009, nearly all as a result of $3,784,551 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the six months ended June 30, 2008, the Company used cash of $7,436,375 in investing activities, such as procurement of property and equipment totaling $7,165,756 and investment in other entities totaling $691,774 and received $421,155 from sale of fixed assets.

During the six months ended June 30, 2009, the Company generated cash flows of $6,770,309 from financing activities, which included $47,461,073 from loan proceeds and repayments for loans of $40,632,840. During the six months ended June 30, 2008, the Company generated cash flows of $9,836,188 from financing activities including $29,237,334 in repayments of loans to others, $33,802,593 from loan proceeds and $5,087,069 in proceeds from minority interests.

The Company generated net income of $957,108 and $1,381,026including amounts attributed to noncontrolling interests in subsidiaries of $653,076 and $784,912 for the six-months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had a contract backlog of approximately $265.3 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

Inflation Risk

Vietnam is currently experiencing high inflation, The inflation rate for six months ended June 30, 2009 has been 10.27%.

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

As required by SEC Rule 13a-15(e), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below. The material weakness identified resulted in the restatement of previously reported financial statements for the year ended December 31, 2007, management believes that the material weakness did not have any effect on the accuracy of the Company’s financial statements for the current reporting period.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

          Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2009:

          The Company lacks an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to US GAAP. There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese Accounting Standards to US GAAP. The Company lacks the accounting personnel who has appropriate knowledge of US GAAP and has not fully implemented its transition to United States Generally Accepted Accounting Principles and was required to record certain adjustments to the June 30, 2009 financial statements to bring them into compliance.

MANAGEMENT’S REMEDIATION INITIATIVES

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

CONCLUSION

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analysis, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 -Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Shareholders on April 27, 2009, in Huntington Beach, California. At the meeting, shareholders cast 93,535,396 votes totaling 71.4% of the shares outstanding. At the meeting, our shareholders approved a proposal to grant discretionary authority to our Board of Directors to effect a reverse stock split of our common stock at any whole number ratio between 1 for 20 and 1 for 60 (“Proposal 1”). Our shareholders also approved an amendment to the our Certificate of Incorporation to change the terms of the authorized shares of preferred stock to make the authorized shares "blank check" preferred stock (“Proposal 2”). The shareholders also approved an incentive plan to help us attract, retain, and motivate officers, employees, directors, and consultants (“Proposal 3”).

The voting results by percentage for each proposal were:

Proposal	For	Against	Abstain/Broker Non-Vote
Proposal #1	87,794,857	2,004,864	29,000
Proposal #2	79,936,247	9,832,874	59,600
Proposal #3	78,441,927	11,276,194	110,600

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description

	31.1	CEO and CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002

	32.0	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORPORATION

Date: August 14, 2009	/s/ Ha Quang Bui

Ha Quang Bui
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2009	/s/ Bao Quoc Tran

Bao Quoc Tran
Principal Accounting Officer