Form 10-K/A
period 2008-12-31
Cavico Corp
filed 2009-09-28
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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
Copies to:
Gregory Sichenzia, Esq.
Peter DiChiara, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Tel: (212) 930-9700
Fax: (212) 930-9725

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
Title of Class

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 3,047,795 as of September 28, 2009.

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

History

We were incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 9, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 2, 2006, our name was changed to Cavico Corp.  Our website may be found at www.cavicocorp.com ..  Our executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, California, 92647.  Our telephone number is (714) 843-5456.

During 2006 and 2007, we acquired Cavico Vietnam Company Limited (formerly, Cavico Vietnam Joint Stock Company Limited), a corporation organized under the laws of Vietnam (“Cavico Vietnam”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of Cavico Vietnam occurred in multiple steps, as follows:

●
On April 18, 2006, we entered into an asset purchase agreement with Cavico Vietnam. Under the terms of the agreement, Cavico purchased all of the assets of Cavico Vietnam in consideration for the issuance to Cavico Vietnam of 1,975,000 shares of our common stock. Cavico Vietnam subsequently transferred 1,501,555 of these shares to the former shareholders of Cavico Vietnam in return for their shares of Cavico Vietnam stock. An additional 473,445 shares were deposited with Cavico Vietnam for the use of that entity’s management, of which 123,445 shares were distributed to Cavico Vietnam’s management in 2006 (of which 2,238 were returned by employees) and 125,000 shares were sold to employees in 2008 for $300,000 at a price of $2.40 per share. The remaining 227,147 shares owned by our wholly owned subsidiary, Cavico Vietnam, are for sale or issuance to employees or to third-parties by that entity’s management. Pursuant to Delaware General Corporation Law, shares owned by Cavico Vietnam are not entitled to vote on any matters at a meeting of stockholders. The shares owned by Cavico Vietnam, therefore, are not considered to be outstanding shares, similar to shares of treasury stock.

●
Following our purchase of Cavico Vietnam’s assets, and pending the grant of the requisite approval by a Vietnamese government agency of the acquisition of Cavico Vietnam, as required under Vietnamese law, Cavico Vietnam continued to use its assets subject to our control. Government approval of the acquisition of Cavico Vietnam was granted in January 2007. Following the grant of this approval and our subsequent acquisition of Cavico Vietnam to become our wholly-owned subsidiary, all assets previously purchased from Cavico Vietnam by the Company in April 2006 were transferred back to Cavico Vietnam.

We operate nationwide in Vietnam through our subsidiaries, serving almost exclusively public sector clients.  Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The officers and directors of Cavico Vietnam also hold positions on the boards of these subsidiaries. During 2007 and 2008, we permitted  Cavico Bridge and Underground Construction and Cavico Mining to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. As of August 31, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to August 31, 2009 in: Cavico Hydropower Construction JSC decreased from 73.48% to 73.42%; Cavico Tower decreased from 37.73% to 37.27%; Cavico Industry & Tech Service decreased from 66.71% to 64.06%; Cavico Stone & Mineral decreased from 35.50% to 35.41%; Cavico PHI Cement decreased from 92.90% to 87.72%; Luong Son International Tourist increased from 93.16% to 93.74%; and Cavico Land increased from 13.35% to 15.23%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. We do not plan to sell any additional shares in any of our subsidiaries. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.  Currently, only shares of Cavico Mining and Construction JSC, our minority-owned subsidiary, are publicly traded in Vietnam on the HCM Exchange under the symbol MCV.

Our website may be found at www.cavicocorp.com.

Business Strategy

We are a major infrastructure construction, infrastructure investment and natural resources company headquartered in Hanoi, Vietnam.  We provide construction and engineering services for large civil construction infrastructure projects in Vietnam, including the construction of tunnels, roads, highways, bridges, mines and dams.  In addition, we are currently making investments in hydropower electric plants, cement production plants, mining operations and urban developments in Vietnam and Laos.  During the year ended December 31, 2008, we generated approximately 83% of our revenues from tunnel construction for hydroelectric plants and dam construction.

Our fundamental objective is to increase long-term shareholder value by focusing on consistent profitability from controlled revenue growth. In our view, shareholder value is measured by the appreciation of the value of our common stock over a period of years and, eventually, a return through dividends. We consider the following to be key factors in our ability to achieve this objective:

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

Employee Development - We believe that our employees are a key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee’s capabilities.  We sponsor events with our employees to include employees in our growth.  We are building a company culture through various activities, including company newsletters and music to instill feelings of pride with our accomplishments.

Brand Building – We are trying to affirm and maintain the brand of “Cavico – Always Growing” by promptly completing projects, while ensuring their quality and safety, to gain the trust of investors and customers.  Cavico Bridge and Underground Construction and Cavico Mining and Construction received in 2008 a Vietnamese Golden Star award from the Vietnam Association of Young Entrepreneurs to recognize Cavico as one of the top brands in Vietnam.

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of tunnels, roads, highways, bridges and dams.

Continue Adding Construction Capabilities -. By adding capabilities that are complementary to our core civil construction competencies, we are able to improve gross margin opportunities, more effectively compete for contracts and compete for contracts that might not otherwise be available to us. We continue to investigate opportunities to integrate additional services and products into our business.

Alternative Energy - We are actively engaged in a variety of alternative energy projects, including producing electricity from hydropower plants and wind farms.

Expansion into Countries other than Vietnam – We intend to expand our operations into other Pacific Rim countries such as Laos.  On January 22, 2009 our majority-owned subsidiary, Cavico Bridge and Underground Construction (“Cavico Bridge”), was awarded a $6.2 million contract by Cooperativa Muratori e Cementisti – CMC di Ravenna (“CMC”), an Italian leading construction company, for tunnel construction work at Theun HinBoun Expansion Project in Laos.  Also, on April 22, 2009, our wholly-owned subsidiary, Cavico Vietnam entered into an agreement with Laos Ministry of Planning and Investment to explore and exploit copper, gold, and other ores in Muang Hom district, Vientiane province, Laos.  In September 2009, we received approval from the Laos Ministry of Planning and a certificate of investment for a copper mine in Laos.

Operations

Tunnel Construction. We apply what we believe to be the latest tunnel engineering methods such as New Austria Tunnel Method (“NATM”), a tunneling method that involves sequential excavation using blasting procedures and mechanical methods, and advanced Tunnel Boring Machines (“TBM”) for the construction of highways, hydropower plants and civil infrastructure. Cavico Vietnam has an extensive network of tunnels that are used for government hydropower plants including:

Project	Subsidiary (Ownership Interest)	Tunnel Size

Dai Ninh	Cavico-Vietnam (100% owned)	300MW; 6000m length of tunnel diameter of 5.2m to 8m
Buon Kuop	Cavico-Vietnam (100% owned)	280MW; 5180m length of tunnel diameter of 7.5m to 8.6m
Ban Ve	Cavico Transport JSC (74% owned)	320MW; 1720m length of tunnel diameter of 5m to 7.8m
Bac Binh	Cavico-Vietnam (100% owned)	33MW; tunnel length of 2644m with diameter of 5.2m
Dong Nai 4	Cavico-Vietnam (100% owned)	340MW; tunnel length of 2926m with diameter of 5.5m to 9.2m
Dong Nai 3	Cavico-Vietnam (100% owned)	180MW; tunnel length of 1305m with diameter of 8m to 9.2m
Nam Chien	Cavico-Vietnam (100% owned)	210MW; tunnel length of 9126m with diameter of 3.8m
Bao Loc	Cavico-Vietnam (100% owned)	24.5MW; tunnel length of 960m with diameter of 6.4m
A Luoi	Cavico-Vietnam (100% owned)	170MW; tunnel length of 13151m with diameter of 5.25m to 6.5m
Dak Mi 4	Cavico Power and Resource JSC (78% owned)	190MW; tunnel length of 3355m with diameter of 7.6m
Za Hung	Cavico-Vietnam (100% owned)	30MW; tunnel length of 1400m with diameter of 6m )
Dasiat	Cavico-Vietnam (100% owned)	13.5MW; tunnel length of 2512m with diameter of 2.5m
Song Tranh 2	Cavico Bridge and Underground (66% owned)	190MW; tunnel length of 1200m with diameter of 9.9m

We believe that Cavico Vietnam is the first company to use TBM tunnel technology in Vietnam, in the Dai Ninh Hydropower plant construction.

To maximize the use of water for hydropower, tunnels are often needed to move water to electric turbines. Usually, the electric turbines are located in a lower elevation in relation to the elevation of the reservoir. Water is brought from the reservoir to the turbines via a system of open channels or underground tunnels depending on geographic conditions. A headrace tunnel is the main tunnel to connect from the reservoir to the inclined penstock, a big steel pipe installed and inclined outside on a hill or installed inclined inside in a tunnel excavated in a mountain, to bring water from headrace tunnel to the turbines. Surge shafts and surge tanks, both vertical tunnels connected to the headrace tunnel with an opening to the surface, are used to moderate the flow and pressure of the water that runs through the headrace tunnel to the inclined penstock to turbines. We have expertise in construction of shafts and tunnels, including  surge shafts and inclined penstocks to regulate the flow of water for hydropower plants applying the different boring machines and boring methods.

Within the civil construction field, tunnel construction is one of the most complicated areas. It requires special technique to apply comprehensive methodology from the design stage to the time of delivery of the finished product. It involves experienced managers, engineers and other manpower together with synchronized equipment to carry out complicated subterranean construction projects (under mountain, river, even under the sea). There are few companies that have the requisite expertise to execute a tunnel construction project from beginning to end. As a result of “state of art” methods such as NATM and TBM that we employ, we believe that we have the requisite expertise.

Tunnels are widely used in the construction of Hydropower Plant (“HP”) to collect and divert water resources to run turbine rotary engines that produce electricity.  They are also used in the construction of highways that cross through the mountain or under water. In addition, tunnels are used for underground mining, underground water supply, irrigation, agriculture and environmental purposes.

Most of our tunnel projects have been built in connection with the construction of hydropower plants. We anticipate seeing the strongest growth in that area until the year 2020 since the Vietnamese government has committed to increase power supply to meet the demand for electricity to sustain the economic expansion that is currently underway in Vietnam. According to a directive by the Vietnamese Prime Minister issued on July 18, 2007, the government plans to implement a power development plan that at the most basic level anticipates annual growth of 17% until 2015 and the construction of 75 hydropower plants, some of which are scheduled to have a greater than 100 MW capacity.

Specifically, based on discussions with government officials, we anticipate future growth in tunnel construction for roads and highways, especially in the large metropolitan areas of Hanoi, Hochiminh, Haiphong and Danang. Although we may have an opportunity to bid on such projects, we do not have any current agreements for any of this future work.

Our largest hydropower assignment is the A Luoi Hydropower located on the A Sap River, 70 km from Hue City. This is a Grade II hydropower project, the second most productive grade, with the valley area of 331 square kilometers and the total capacity of reservoir of 60.2 million cubic meters. The constructed project which has the entire investment of Vietnamese Dong 3,234.7 billion composes of 2 units with the total installed capacity of 170 MW and the annual power output of 686.5 million kwh/year. As estimated, the project will be finished and put into operation in 2010.  Cavico Vietnam, our wholly-owned subsidiary, has been awarded two contracts for $58 million, and will be paid on completion of the various construction stages that began in 2007. The tunnel is around 11.6km long and 4m to 6m wide, and will also include a surge tank, will take 40 months to complete.

In January 2009, our majority-owned subsidiary, Cavico Hydropower Construction (“Cavico Hydropower”), was awarded a $9.8 million construction contract by Song Giang 2 Hydropower Joint Stock Company (“Song Giang”). Cavico Hydropower will be responsible for the construction of a 3,900 meter long headrace tunnel to bring water to the hydropower plant, two sub tunnels of total 650 meters in length, and a 42 meter tall surge tank. The sub tunnels allow us to excavate the headrace tunnel more efficiently. Cavico Hydropower expects to complete the construction within a period of 20 months. The first phase of the project which will involve site preparation is expected to commence in the first quarter of 2009.  Song Giang 2 hydropower plant will be built on the Song Giang River. This plant will be located southwest of Khanh Hoa province, which is 30 miles away from Nha Trang city. Upon completion, the 37 megawatt hydropower plant is expected to generate 141 million kilowatt-hour of electricity annually. The plant will be connected to the national grid to help to ease the shortage of electricity supply in the country. The Song Giang 2 hydropower plant has a total estimated value of approximately $50 million and is considered to be one of the largest hydropower projects in the Khanh Hoa province.

Also in January, our majority-owned subsidiary, Cavico Bridge, was awarded a $6.2 million contract by an Italian leading construction company, for tunnel construction work at the Theun HinBoun Expansion Project in Laos as described more fully below.

Hydroelectric Plants and Dam Construction - Generally, hydropower is built based on the principle of bringing high-pressure water stream to turn turbines for generating electricity. Tropical country likes Vietnam having a lot of rain during a large part of the year. Building dams and reservoirs prevents flooding and allows operators to use the water for electricity turbines and to provide water for agricultural use. Cavico Vietnam’s experience in dam construction for hydropower plants is diverse, ranging from dams with earth and stones, to concrete dams with curvilinear surfaces. Curvilinear surfaces are a design feature of concrete dam designed with many curved lines to stabilize the dam.

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

Mining Construction - Cavico Vietnam utilizes modern equipment from companies such as Caterpillar, Volvo, Drilltech, Atlas, Copco and Tamrock for operations at the mines. Cavico Vietnam constructs coal mines in Nui Beo (Quang Ninh) and VietMindocoal (Quang Ninh). Cavico Vietnam intends to construct mines for the exploration of coal and iron ore in Australia and other countries. Under Vietnamese resources and mineral laws, operating mineral mines requires a license by the local Province or Ministry of Resources and Environmental or Prime Minister depending on reserve capacity of the mine, kind of mineral and size of the mine project. However, we only construct coal mines; we do not own them. Therefore, no such licenses are required to be obtained in connection with its operations.

Highway Construction - Cavico Vietnam has designed and built a large variety of highways from small to large, and from simple to complex, both in urban centers and in rural settings. We help clients find innovative ways to finance, deliver and manage highways and have been involved in flagship design/build (“DB”) and build-operate-transfer (“BOT”) projects. Our highway projects include:

●     Improvement of national route 1A sponsored and financed in part by the Asian Development Bank and the World Bank. We are undertaking a project that includes, among other things, repavement, widening the surface from six to 12 meters, adding a layer of asphalt, digging drainage systems and constructing retaining walls;

●      Ho Chi Minh route, we have been awarded contract packages (i.e. segments of a highway construction project) for the following locations: Tan ky (Nghe an), Khe co (Ha Tinh), A Luoi (Hue), Phuoc son (Quang nam), Dac zon - Dackpet (Kontum);

● Construction of a number of roads in Sonla Province; and

● Construction of roads in connection with the construction and operation of hydropower plants.

Urban Development - Cavico Vietnam provides one-stop shopping for residential and commercial buildings, from permitting to design, and from construction management to operations and maintenance. Cavico Vietnam can provide comprehensive services through the life of a project, working as a team member, acting as a program manager, or leading an entire building project. Cavico Vietnam is currently developing a 27 floor office building in Hanoi, developing a Chieng Ngan 400 hectare new urban area in Son La and developing a Ngo Sai 10.4 hectare new urban area in Ha Noi. To date, we have not generated any revenues from these development projects.

The company is in the process of applying for an investment permit for Luong Son’s new tourism zone of 353.53 hectares which is a part of master plan developed by the Province of Hoa Binh to upgrade Luong Son town during the next 10 years. This project will include a feasibility study to construct a tourist resort, including villas that may be offered for sale.

Our minority-owned subsidiary, Cavico Tower, has commenced construction of the APEX Tower.  The APEX tower, which was designed by RDC Design, upon completion, will be a 27-story tower covering 14,960 square feet of land on Pham Hung Street, Tu Liem district in Hanoi. The state-of-the-art tower will consist of three floors for parking, eight elevators, and three stairways.  We plan to occupy seven floors of the tower for its headquarters and subsidiary offices and lease the remaining 20 floors of the tower. The APEX Tower is located near the National Convention Center, which hosted the APEC 14 (Asia Pacific Economic Cooperation).

Expansion into Laos – Cavico Bridge will be responsible for constructing a 1000 meter long tunnel and a 45 meters deep shaft. We expect to complete the construction in 24 months and the first phase of the project will involve road preparation to transport Tunnel Boring Machine (“TBM”), which was completed by in August 2009.  Theun HinBoun Power Company (“THPC”) is the owner and operator of the existing 220-Megawatt Theun HinBoun hydropower, which is currently in operation in Bolikhamsai province. In September 2008, THPC contracted CMC as the main contractor for Theun HinBoun Expansion Project after receiving approval from the Laos government to construct an additional hydropower plant in the same area of the existing plant. Electricity generated from this plant will be sold to the neighboring country, Thailand.

Wind Farms – In October 2008, Cavico Transport, our majority-owned subsidiary, received approval from the officials of Lam Dong province to study and evaluate different areas in the province for possible wind farms. The province will use the results of these studies as part of its windpower planning. For its contribution to the studies, we are being given a priority to invest and participate in windpower projects in the province according to its financial capability. We have researched and identified a few potential sites for wind farm development along the country. Our study has concluded that the coastal areas of southern and south-central Vietnam, where the proposed site is located, show exceptional promise for wind energy.  In this first phase, we are studying the construction of a 30 megawatt (“MW”) wind farm, which will connect to the national grid upon completion. The feasibility study at the site is expected to be completed over a period of one year and will involve collection of wind data and detailed analysis to determine the scope and size of the wind turbines. Prior to the completion of the study, we plan to begin construction of connecting roads and other site preparations.

Subsidiaries

Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The directors of Cavico Vietnam also hold positions on the boards of these subsidiaries.

During 2007 and 2008, we permitted Cavico Bridge and Underground Construction and Cavico Mining to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. As of August 31, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to August 31, 2009 in: Cavico Hydropower Construction JSC decreased from 73.48% to 73.42%; Cavico Tower decreased from 37.73% to 37.27%; Cavico Industry & Tech Service decreased from 66.71% to 64.06%; Cavico Stone & Mineral decreased from 35.50% to 35.41%; Cavico PHI Cement decreased from 92.90% to 87.72%; Luong Son International Tourist increased from 93.16% to 93.74%; and Cavico Land increased from 13.35% to 15.23%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. We do not plan to sell any additional shares in any of our subsidiaries. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.  Currently, only shares of Cavico Mining and Construction JSC, our minority-owned subsidiary, are publicly traded in Vietnam on the HCM Exchange under the symbol MCV.

The following table sets forth for our principal operating subsidiaries that generate more than five percent of our revenues on a combined basis, a summary of their main activities, Cavico Vietnam’s percentage of ownership and their revenues as a percentage of the combined company’s construction revenues for the year ended December 31, 2008.

Name	Principal Activity	Percentage Owned as of August 31, 2009 (6)		Percentage of Construction Revenues of Combined Company
Cavico Bridge and Underground Construction JSC	Civil construction, specializing in tunnel and bridge construction, frequently in conjunction with hydropower construction projects	66.42%		28.87%

Cavico Mining and Construction JSC	Mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects.	25.55	%(1)	13.01%

Energy Construction JSC	Civil construction, specializing in hydropower construction projects	37.57	%(2)	13.15%

Cavico Hydropower Construction JSC	Civil construction, specializing in hydropower construction projects	73.42	%(3)	11.50%

Cavico Infrastructure Construction JSC	Civil construction, specializing in infrastructure development and construction projects	68.83%		8.58%

Cavico Transport JSC	Civil construction, with an emphasis on road construction.	73.84%		6.99%

Cavico Construction Trading JSC	Trading of machinery, equipment and materials for civil construction industry.	63.39	%(4)	-

Cavico Power and Resource JSC	Civil construction, focus on power installation.	77.67%		14.02%

Cavico Tower	Office for leases	32.27	%(5)	-

Cavico Industry & Tech Service	Steel fabrication production	64.06	%(5)	-

Cavico Manpower	Labor supply for projects	30.00%		3.88%

Cavico Stone & Mineral	Production of white stone	35.41%		-

Cavico PHI Cement	Cement factory operation	87.72	%(5)	-

Luong Son International Tourist	Operation of tourism zone	93.74	%(5)	-

Cavico Land	Land investment and development	15.23	%(5)	-

(1)
In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 48.32% in 2006. In 2008, our percentage of ownership was reduced to 25.55% from 39.13% due to additional sale of ownership.  In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary. As a member of the World Trade Organization, the Vietnamese government has announced its commitment to open the country to free trade, which includes permitting unlimited foreign investments by the year 2009 or soon thereafter. We expect that by that time we will no longer be limited in our ownership of Cavico Mining.

(2)
This subsidiary was newly acquired by Cavico during the year 2007 with 37.57% ownership by Cavico.  In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary.

(3)	The percentage of ownership decreased to 73.42% as of August 31, 2009. The percentage of ownership had been increased to 73.48% on December 31, 2008 from 72.65% on December 31, 2007.
(4)	The percentage ownership has been increased to 63.39% on December 31, 2008 from 59.05% on December 31, 2007.
(5)	This subsidiary had no operations in 2008.
(6)
As of August 31, 2009, through either the purchase and sale of securities, Cavico Vietnam’s consolidated ownership percentage from December 31, 2008 to August 31, 2009 in: Cavico Tower decreased from 37.73% to 37.27%; Cavico Industry & Tech Service decreased from 66.71% to 64.06%; Cavico Stone & Mineral decreased from 35.50% to 35.41%; Cavico PHI Cement decreased from 92.90% to 87.72%; Luong Son International Tourist increased from 93.16% to 93.74%; and Cavico Land increased from 13.35% to 15.23%.

Investment

Approximately 87% of our revenues are from civil construction projects where we are the contractor or subcontractor.  We may from time to time continue to act as a passive investor in projects for which we serve as the contractor.  After construction, these projects will be managed by unrelated parties.  Projects that we have invested in include hydropower projects, cement plants, petroleum and land development projects in urban and tourist areas. We are expanding our investment in wind power.  We have been also carrying on the exploration study of a copper mine in Vietnam, copper mine and a tin mine in Laos. These above mentioned investment are targeted investments as we have substantial expertise and experiences in these fields.

Customers

Our customers are found primarily in the public sector. Our largest customer is Electricity of Vietnam, a state owned utility.   During the years ended December 31, 2008 and December 31, 2007, contracts with this entity represented approximately 64% and 65%, respectively, of our revenue.  During the years ended December 31, 2008 and December 31, 2007, contracts with Vinacomin represented approximately 8% and 11%, respectively, of our revenue.

Suppliers

Our raw materials consist of fuel, steel and concrete. The most significant raw material cost is for steel which represents approximately 39% of total material costs, cement which represents approximately 18% of our total material costs and fuel which represents approximately 8% of total material costs. Most of these raw materials are purchased directly from suppliers and manufacturers pursuant to simple purchase orders. We do not have long term contracts with any of our suppliers. All of the raw materials used in our construction projects are commodities that may be purchased from any sources if any of our suppliers would cease to sell to us for any reason. We source our raw material purchases to suppliers located in the area of our projects. As a result, no supplier accounted for more than 10% of total material costs for the year ended December 31, 2008.

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts.  Our backlog was approximately $251.9 million at December 31, 2008.  Approximately $90 million of this backlog is expected to be completed during 2009.  We include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of our customers.  We have not, however, been materially adversely affected by contract cancellations or modifications in the past.

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

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of the workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors are more positive than the assumptions in our bid, project profitability can improve. The ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects carry other risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including additional construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

For the last four years, as a leading company in Vietnamese Hydropower (“HP”) construction, we have been granted preferred construction contracts by the Government. State agencies have been using adjustment contracts for most large HPs in the hope of expediting the completion of HP projects. Under adjustment contracts, completion of work certifications are based on actual work completion in accordance with site inspections performed by engineers. Payments are made based on the price of local construction labor and materials and adjusted for inflation. The Government periodically issues new rates and guidelines that apply to HP projects to cover additional work as well as additional cost incurred in connection with the projects to provide incentives to the contractors to accelerate completion of HP projects. As a result, our risk of cost overruns is reduced. However, the procedures to get rate guidelines approved may take from three to six months. Therefore, we must often carry large quantities of work in progress on our balance sheet.

All government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past.  Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant. Generally, however, when contract conditions change, we are able to negotiate modifications to the contract which mitigates this risk.

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

Competition

Factors influencing our competitiveness include price, reputation for quality, the availability of aggregate materials, machinery and equipment, financial strength, knowledge of local markets and conditions, and project management and estimating abilities. Although some of our competitors are larger than we are and may possess greater resources, we believe that we compete favorably on the basis of the foregoing factors. Although the construction business is highly competitive, we believe we are well positioned to compete effectively in the markets in which we operate.

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

Our areas of strength include modern technology, advanced management, and professionally executed quality projects.

In Vietnam, we are aware of four other companies with expertise in our area of construction, namely Song Da Corporation, Vinaconex Corporation, Hydro-construction No. 4 Corporation and Agriculture Electric-mechanical construction Corporation. Cavico and Song Da are the two largest companies in the area of hydropower construction. At the current time, we are the principal contractors in Vietnam for more than 60% of the total quantity of tunnel construction works and have backlog of up to approximately 70% of tunnel construction projects and 30-40% dam construction works. We have stakes in approximately 90% of hydropower construction projects, approximately 10% of long high way/road development projects and about 5% of open cut mining construction. Within Vietnam, we believe we have a strong reputation and the advantage of expertise in the construction of modern and complex projects.

We are also diversifying our efforts in other construction and services fields such as steel fabrication and mechanical products/services exported to Australia and overseas.

During the past five years, we have acted as subcontractors for several large Japanese construction companies like Kumagai Gumi, Kajima, and Maeda. This has resulted in additional involvement in large projects overseas (e.g., a manpower sub-contract to construct tunnels of highway in Algeria (Granted to us by Kajima) or a tunnel construction contract for Theu Hinboun hydropower project in Laos).

Government Regulation

Our operations are subject to compliance with the requirements of local Vietnamese government agencies and authorities, including regulations concerning workplace safety, labor relations and disadvantaged businesses. Additionally, all of our operations are subject to local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. Certain environmental and other laws impose substantial penalties for non-compliance. We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental and other laws.

While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future. In addition, our operations require operating permits granted by governmental agencies.  We believe that, based on statements from government officials, tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.

Environmental

Our operations are subject to environmental regulation in Vietnam. Environmental regulation, established by The Law on Environmental Protection, passed on December 12, 2005, is still evolving in Vietnam and it is expected to evolve in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

As a contractor in Vietnam, environmental regulations do not affect our work as we only follow the specifications established by the project developer. Our customers are charged with the environmental protection duties and this duty stipulated in their investment license for each project.  To obtain an investment license for any project, our customers and its consultants have to submit an environmental impact analysis report to the relevant government authorities and receive approval from relevant authorities.

If there are future changes in environmental regulation, they could impede our current and future business activities and negatively impact the profitability of operations.

Employees

As of June 30, 2009, we have, with our subsidiaries, 3,666 full time employees, of which approximately 700 are engineers. Most of our employees are located throughout Vietnam but there are 450 employees in Algeria and a small number stationed in Australia. All of our employees are represented by labor unions. If and when the need arises, we intend to hire additional employees to meet the demand of a certain project.

It is our goal to focus on building a dynamic and professional labor force by utilizing the following methods:

●	Regular salary adjustments commensurate with cost of living and inflation trends in the Vietnamese labor market;

●	Payment of incentive and performance bonuses;

●	Improvement of labor conditions for our workers;

●	Continuous professional training; and

●	Build a company culture through various activities, including company newsletters, music and other promotions to instill feelings of pride with our accomplishments.

The majority of our work is done through employees governed by our collective labor agreement with the Labor Union of Cavico Vietnam. The agreement was signed on January 20, 2009. The original term of the agreement expires on January 20, 2012 but it may be extended for one year if both parties agree. Pursuant to the collective labor agreement, each employee signs an employment contract with us. We believe that our relationships with all our employees, both union and non-union, are satisfactory. We have not experienced a strike or lockout.

Reverse Stock Split

Our Board of Directors and shareholders have approved a proposal to grant discretionary authority to our Board of Directors to amend our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at any time before April 27, 2010 at any whole number ratio between a 20-for-1 reverse stock split and 60-for-1 reverse stock split , with the exact exchange ratio and timing of the reverse stock split (if at all) to be determined at the discretion of the Board of Directors (the “Reverse Stock Split”), without decreasing the number of our authorized capital stock. The reverse stock split of 40-for-1 was completed on August 19, 2009.

The Reverse Stock Split was affected simultaneously for all our then-existing common stock (the “Old Shares”) and the exchange ratio is the same for all of our shares of issued and outstanding common stock. The Reverse Stock Split affected all of our shareholders uniformly and did not affect any shareholder’s percentage ownership interests in us, except to the extent that the Reverse Stock Split resulted in any of our shareholders owning a fractional share.  If this occured, the fractional shares were rounded up to the next whole share, including fractional shares that were less than one share.  Shares of common stock issued pursuant to the Reverse Stock Split (the “New Shares”) remain fully paid and nonassessable.

Reports to Security Holders

We are subject to the filing and reporting requirements of the Exchange Act. These requirements include the filing of annual reports that include audited financial statements as well as quarterly reports and current reports that will be filed upon the occurrence of certain significant events. We are also subject to the proxy rules under the Exchange Act and its insiders are required to file reports disclosing their beneficial ownership of our securities. It is estimated that the annual cost of compliance with the Exchange Act reporting requirements will be approximately $100,000.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov ..

ITEM 1A.	RISK FACTORS

Risks Associated with Our Business

If we are unable to accurately estimate the overall risks or costs when we bid on a contract, we may achieve a lower than anticipated profit or incur a loss on the contract.

A portion of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.  During the year ended December 31, 2008, 14%, respectively, of our revenue was generated from fixed unit price contracts of which we have not experienced any losses due to cost overruns.

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

●	availability and skill level of the workers in the geographic location of a project;
●	our suppliers’ or subcontractors’ failure to perform;
●	fraud or theft committed by our employees;
●	mechanical problems with our machinery or equipment;
●	citations issued by a governmental authority;
●	difficulties in obtaining required governmental permits or approvals;
●	changes in applicable laws and regulations; and
●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is part.
●	claims relating to construction deficiency

We attempt to shift construction risks to its customers. We, however, provide a warranty period of two to three year after completion of the construction contract. Our customers generally keep the retention of 5 to 10 percent of the contract amount until the warranty period expires. Due to this retention period, our receivables can be significantly delayed and may adversely impact our cash flow. In accordance with SOP 81-1 we continually review contract performance and any anticipated additional costs that might be associated with contract performance and modify contract income accordingly.  Our practice in many instances has been to supersede these terms with an agreement to obtain insurance covering both the customer and ourselves. In cases where insurance is not obtained, our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. If we are unable to obtain insurance, and if public sector customers seek to impose contractual risk-shifting provisions more aggressively, we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

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

Due to the global downturn in the financial markets, Vietnam may not be able to maintain its recent growth rates mainly due to the lack of demand of exports to countries that are in recessions. Our earnings may become unstable if Vietnam’s domestic growth slows significantly and our public sector clients are unable to fund infrastructure projects. Contracts that we enter into with governmental entities may usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A sudden cancellation of a contract or our debarment from the bidding process could cause our equipment and work crews to remain idled for a significant period of time until other comparable work became available, which could have a material adverse effect on our business and results of operations.

The loans that finance our construction are renewable each year and classified as short-term loans creating a working capital deficit.  Our banks’ failure to renew such loans or our failure to repay our loans could impact our operations.

At December 31, 2008, we had $50,141,069 in short-term construction loans.  We obtain these short-term construction loans to finance our civil construction and mining projects.  Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment and supplies and to mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and our customer, or its financing source, pays us for our completed work, less a retention percentage (which we will collect at the end of the warranty period), and we repay the bank from which we borrowed funds for each project.  Construction contracts include a two to three year warranty period that is part of the construction contract.

It is the general practice of Vietnamese banks to give short term loans such as these for each construction contract and make the loans renewable every year until the construction contract is completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of December 31, 2008 was $26,621,023.  As of December 31, 2008, long-term retention receivables and long-term work in process totaled $15,481,590.

We expect to renew these loans with the banks and repay the balances as we complete our projects.  In the first six months of 2009, we made $40,632,840 of payments on our notes payable.  We also needed to draw down $47,461,073 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks’ decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

●	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
●	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
●	It may result in the banks repossessing up to $14,000,000 of our equipment.

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

Most contracts on which we bid are awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. Within our markets, we compete with many national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we have. In addition, there are a number of national companies in our industry that are larger than we are and that, if they so desired, could establish a presence in our markets and compete with us for contracts. As a result, we may need to accept lower contract margins in order to compete against these competitors. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

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

We also rely on third-party suppliers to provide all of the materials, including fuel, aggregates (sand and gravel), concrete, steel and pipe, for our contracts. We do not own any quarries, and there are no naturally occurring sources of aggregates in Vietnam. We do not bid on contracts unless we have commitments from suppliers for the materials required to complete the contract and at prices that we have included in our bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a supplier is unable to deliver materials according to the negotiated terms of a supply agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the year ended December 31, 2008, Electricity of Vietnam accounted for approximately 64% of our revenues and Vinacomin accounted for 8% of our revenues. The loss of business from these entities could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. As a contractor, however, our customers are primarily responsible for environmental protection.  Nevertheless, we could be held liable for the contamination created not only by our own activities but also by the historical activities of others on our project sites or on properties that we acquire.

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

If we fail to obtain additional financing we will be unable to execute our business plan.

We may need additional funds to finance our capital projects. Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We may face potential dilution of our ownership interest in our subsidiaries.

We operate nationwide in Vietnam through our subsidiaries, serving almost exclusively public sector clients.  Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The officers and directors of Cavico Vietnam also hold positions on the boards of these subsidiaries. The profit generated from the entities in which we have less than fifty percent ownership shares was 25% of our total profit for the year ended December 31, 2008.

Some of our subsidiaries were able to raise working capital by selling their shares to independent third parties.  During 2007 and 2008, we permitted Cavico Bridge and Underground Construction and Cavico Mining to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities.  As of August 31, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to August 31, 2009 in: Cavico Hydropower Construction JSC decreased from 73.48% to 73.42%; Cavico Tower decreased from 37.73% to 37.27%; Cavico Industry & Tech Service decreased from 66.71% to 64.06%; Cavico Stone & Mineral decreased from 35.50% to 35.41%; Cavico PHI Cement decreased from 92.90% to 87.72%; Luong Son International Tourist increased from 93.16% to 93.74%; and Cavico Land increased from 13.35% to 15.23%.  We do not plan to sell additional shares in any of our subsidiaries.  If we do sell additional shares in our subsidiaries or if the subsidiaries sell additional shares to third parties, our ownership interest in our subsidiaries could be diluted and we would potentially recognize less income from our subsidiaries.

We will be unsuccessful if we fail to attract and retain qualified personnel.

We depend on a core management team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Associated with Our Capital Structure

Insiders have substantial control over the company, and issuance of shares Series A Preferred Stock and shares of Common Stock pursuant to our incentive plan will dilute your ownership and voting rights and allow insiders to control the direction of the Company.

Our executive officers and directors, beneficially owned as of September 17, 2009, in the aggregate, approximately 585,158 shares of our outstanding common stock, after giving effect to a 40-for-1 reverse stock split, which constitutes approximately 19.2% of our outstanding shares.  Our officers and directors ownership percentage will increase as a result of any shares issued under our incentive plan under which we can issue 1,250,000 shares to our officers, directors, employees and consultants.

Further, our directors voting control will increase after the issuance of any of the shares of Class A Preferred Stock to our directors.  Immediately prior to the effectiveness of the registration statement of which this prospectus is a part, we plan to designate and grant for no monetary consideration 1,200,000 shares of Class A Preferred Stock, $0.001 par value, to our directors and management.  These shares of Class A Preferred Stock shall vote along with holders of our common stock and shall be entitled to cast three votes for each share held of the Class A Preferred Stock on all matters presented to the stockholders. We expect that the holders of the Class A Preferred Stock will be able to exercise approximately 34.4% of the voting power associated with our voting stock. Each share of Class A Preferred Stock is convertible into one share of our common stock at the option of the holders thereof at any time that the closing market price of our common stock is greater than $9.35 for more than five consecutive days.  The right to convert shares of Class A Preferred Stock into common stock shall expire on the second anniversary of the issuance of the Class A Preferred Stock.  On such second anniversary, we will redeem each share of Class A Preferred Stock at its par value.

If we issue all 1,250,000 shares and 1,200,000 shares of Class A Preferred Stock to our management, these stockholders will control nearly 34.4% of the votes on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this prospectus, as well as our operating results, financial condition, announcements of construction projects, general conditions in Vietnam, Southeast Asia, overall country-wide development, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.  In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

Our common stock may be subject to “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

Under the rules of the Securities and Exchange Commission, if the price of our securities is below $5.00 per share and our securities are not listed on the Nasdaq Capital Market or another national securities exchange, our securities will come within the definition of a “penny stock.” In that case, our securities may become subject to the “penny stock” rules and regulations. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

•	Make a suitability determination prior to selling penny stock to the purchaser;
•	Receive the purchaser's written consent to the transaction; and
•	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker/dealers to sell our securities, and may affect the ability to resell our securities.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

Our management identified a material weakness in internal control during its assessment of internal controls over financial reporting as of December 31, 2008.  Management determined that we did not fully implement our transition to United States Generally Accepted Accounting Principles (“US GAAP”) which are different from the accounting principles used in Vietnam.  As a result, we were required to record certain adjustments to the December 31, 2008 and 2007 financial statements to bring them into compliance.  In an effort to remediate the identified material weakness and to further enhance our internal controls, we are in the process of identifying and retaining a consultant who can work with our Vietnamese accounting team to indentify US GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.

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

If we fail to remain current in our reporting requirements, our securities could be removed from the NASDAQ Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the NASDAQ Capital Market must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the NASDAQ Capital Market. If we fail to remain current on our reporting requirements, we could be removed from the NASDAQ Capital Market. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this financing will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The implementation of our stock-based incentive plan may dilute your percentage ownership interest and may also result in downward pressure on the price of our stock.

Our board has adopted a stock-based incentive plan, which was approved at a special shareholders’ meeting on April 27, 2009.  Under the incentive plan, we can grant 1,250,000 shares (assuming the consummation of a reverse stock split, at a ratio of 40-for-1) to our officers, directors, employees and consultants.  Shareholders would experience a dilution in ownership interest of 29%, assuming the maximum issuance of 1,250,000 shares from stock options or awards of restricted stock under the plan.  In addition, the existence of a significant amount of stock and stock options that would be issuable upon the adoption and approval of our stock-based incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

Risks Related to Doing Business in Vietnam

Adverse changes in political and economic policies of the Vietnamese government could have a material adverse effect on the overall economic growth of Vietnam, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in Vietnam. The Vietnamese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Vietnamese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Vietnam government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Vietnamese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by Vietnamese government control over capital investments or changes in tax regulations that are applicable to us.

The Vietnamese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Vietnamese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in Vietnam is still owned by the Vietnam government. The continued control of these assets and other aspects of the national economy by the Vietnamese government could materially and adversely affect our business. The Vietnam government also exercises significant control over Vietnamese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Vietnam government to slow the pace of growth of the Vietnamese economy could result in decreased capital expenditure by the government, which in turn could reduce demand for our services.

Any adverse change in the economic conditions or government policies in Vietnam could have a material adverse effect on the overall economic growth and the level of energy and infrastructure investments and expenditures in Vietnam, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and most of our expenses are denominated in the Vietnamese Dong. If our revenues denominated in the Vietnamese Dong increase or expenses denominated in Vietnamese Dong decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares.

Our operations and assets in Vietnam are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the Vietnam government may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the Vietnam government will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in Vietnam remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The Vietnam government also exercises significant control over Vietnam’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in Vietnam, could have a material adverse effect on our business, results of operations and financial condition.

 A downturn in the economy of Vietnam may slow our growth and profitability.

The growth of the Vietnamese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Vietnamese economy will be steady or that any downturn will not have a negative effect on our business.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in Vietnam.

Substantially all of our assets will be located in Vietnam and the majority of our officers and present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Vietnam does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.	PROPERTIES

Our principal executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647. These offices consist of approximately 200 square feet leased on a month to month basis included in $2,000 per month of management fees. These offices are made available to us under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc. Other services provided by Providential under the terms of this agreement include secretarial and receptionist services, office and computer equipment, and bookkeeping for the company’s U.S. operations. The agreement has a terms of two years that is automatically renewable for one-year periods, unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the end of the agreement, or any renewal thereto.

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

We have a long term land lease commitment for a period of 50 years with respect to 14,960 square feet of land in Hanoi. It intends to build an office building of 27 floors with a total of 280,000 square feet available to us and our subsidiaries. It also intends to rent some of the space to commercial tenants.

We have a long term land handed-over (70 years as per the current land law) in Son La consisting of an area of 160 hectares that we intend to convert into a new urban area, including office buildings, commercial centers, super markets, condominiums and apartment buildings. Vietnam does not recognize land ownership. Rather, parcels of land are leased from and land use rights are granted by the Government. In general, land use rights may be exercised by the user in accordance with the purpose for which the land was designated as specified in the certificate of land use, and includes the right to develop the land. Land use rights certificate issued by the Government to the user specify the land is a) land lease to the user or b) land hand-over to user. Land use rights may be assigned, lease, sub-leased, bequeathed and mortgaged. Grantees of land use rights are also entitled to compensation in the event the State recovers the land prematurely.  Such compensation consists of either money having the same value as the land taken by the state prematurely or another land use grant for similar property.

The Son La parcel of land was granted to us in payment for its development of the Chieng Ngan 400 hectare urban area in Son La. The services provided include planning and building out of the local infrastructure. Provided we exercise the land use rights respecting this area in accordance with the government approved master plan, there are no restrictions on our land use rights. To date, we have not generated any revenues from this project.

We own additional offices and dormitories totaling 254,404 square feet and workshops totaling 376,931 square feet at construction sites owned by the us and our subsidiaries. These properties were built us on sites recorded as our property for use for a period of three to ten years depending on the life of the construction contracts/projects. Upon completion of the construction contracts, we may relinquish our right to the property or sell the properties to the project owner/local entities.

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

We are party to certain legal actions arising out of the normal course of its business. In management’s opinion, none of these actions will have a material effect on our operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against us by any governmental agency.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was first quoted on the OTC Bulletin Board in April 2008 under the symbol “CVIC.OB.” Our symbol was changed to “CAVO” on August 19, 2009 when 40 for 1 reverse stock split became effective. The prices, as presented below adjusted to reflect the 40-for-one reverse stock split, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
First Quarter 2008	$75.20	$21.20
Second Quarter 2008	$70.00	$8.40
Third Quarter 2008	$11.60	$6.00
Fourth Quarter 2008	$6.80	$2.20

First Quarter 2009	$5.20	$3.20
Second Quarter 2009	$7.40	$4.00
Third Quarter 2009 (through September 17, 2009)	$9.00	$4.50

Our common stock has been approved listing on the NASDAQ Capital Market under the symbol “CAVO” and commenced trading on such exchange on September 18, 2009.

Number of Stockholders

As of September 17, 2009, there were approximately 900 holders of record of our common stock.

Dividend Policy

Holders of our Common Stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of our common stock.

We have has not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared in the foreseeable future. Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition and our capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2009, the Board approved the Cavico Corp. Stock Award and Incentive Plan which was subsequently approved by at a special meeting of shareholders on April 27, 2009.  The purpose of the Cavico Corp. Stock Award and Incentive Plan is to give us a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants financial incentives directly linked to shareholder value.

The maximum number of shares that may be issued pursuant to incentive stock options granted under the plan is 1,250,000 (after giving effect to the 40-for-1 reverse stock split).  The maximum number of shares of our common stock that may be issued per individual pursuant to awards granted under the Cavico Stock Award and Incentive Plan is 125,000 (after giving effect to the 40-for-1 reverse stock split).

As of the date hereof, there are no awards granted under this the Cavico Stock Award and Incentive Plan.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Investment in Marketable Securities

Investments with original maturities of less than 90 days are considered cash equivalents, and all other investments are classified as short-term investments.

Inventories

Inventories are stated at the weighted-average method. Market value for raw materials is based on replacement cost and for work-in-process on net realizable value.

Accounts Receivable

We grant credit to customers within Vietnam and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries that we serve. Our main customers were project management units established by Electricity of Vietnam, which accounts for 49.65% of all accounts receivable. Reserves for uncollectable amounts, which management believes are sufficient, are based on past experience and a specific analysis of the accounts. As of December 31, 2008, we had a reserve for doubtful accounts of $597,349.

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

Real Estate Activities

Cavico Tower’s, one of our subsidiaries,  principal business activities consist of civil and industrial construction; internal and external fitting out; land leveling and surface improvement; building leasing; real estate business; restaurants and supermarkets operation; real estate consulting; machine and equipment leasing; materials, machinery and equipment trading for construction, transport, hydropower; dealers for buying and selling goods, construction materials trading. During the year 2008, our major activities included capital expenditures related to building construction in the amount of $1,519,241.

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

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts billed are classified as current assets under work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billing on contracts.

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

The revenues from Buon Kuop Project increased by $3,707,057 or 88% during  the year ending December 31, 2008 compared to the year ending December 31, 2007 and revenues for the year ending December 31, 2009 are anticipated approximately $2.8 million as the project is being completed. The revenues from  A Luoi Tunnel Project increased by $6,405,631 or 572% for the year ending December 31, 2008 compared to  the year ending December 31, 2007 and revenues for the year ending December 31, 2009 are anticipated approximately $10.7 million. The revenues from Buon TuaSha Project increased by $1,661,549 or 56% for the year ending December 31, 2008 compared to  the year ending December 31, 2007 and the Company anticipates approximately $3.7 million in revenue for the year ending December 31, 2009.

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

The effective rate in Vietnam was 28% of taxable profits for 2007 and 2008. In 2007, the Company made large profits of USD 9,684,686 on securities trading activities. Per the Vietnamese tax laws in affect at the time, these profits were subject to taxation and no exemption was applied.  Accordingly, corporate taxes of $2.7 million related to these activities were recorded in the Cavico consolidated financial statements

During 2008 when the tax authorities reviewed the Cavico tax returns for 2007, they concluded that the securities trading activities not subject to tax. During 2008, because of poor market conditions, the Vietnamese government equivocated on its position that these activities were taxable.  Recently, the Vietnamese government reinstated the tax on marketable securities, retroactively effective to January 1, 2009. The tax related to the 2007 securities trading activities was reversed during the year ended December 31, 2008.

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

Liquidity and Capital Resources

Our working capital deficit as of December 31, 2008 increased to $(26,621,023) compared to $(15,611,618) as of December 31, 2007 as current assets increased less than the increase in current liabilities. The major factors  contributed to this decrease in working capital in 2008 compared to 2007 were a decrease of $8,033,630 in investment available for sale and an increase of $9,179,246 in advances from customers . Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $50,141,069 in maturing debts in 2009 of which $12,455,320 has been paid off in the first quarter of 2009.

As of December 31, 2008, we had $3,148,985 in cash, current accounts receivable of $9,184,339, an inventory of $3,940,768, a construction WIP of $29,606,602 and net fixed assets of $22,979,090. Our current accounts receivable was increased by $1,525,068 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our current construction WIP for the current year was increased by $6,992,796 from the prior year end. Our construction WIP increase was due to an increase in work in progress from new projects. We anticipate our accounts receivable and inventory will continue to increase in 2009 as we completed and  added more new  projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	December 31, 2008	December 31, 2007
Accounts receivable -trade- net	$9,184,339	$7,659,271
Receivable - other	7,491,803	4,852,957
Work in process	29,606,602	22,613,806
Receivables and advances from related parties	1,088,596	673,057
Long-term retention receivables	14,933,897	7,770,407
Long-term work in process	547,693	2,542,477

Accounts receivable - trade are generated from civil construction and mining construction projects as well as from our other commercial activities. We receive payment on our accounts receivable for major projects after two certificates are received.  The first certificate, a “certificate of completed work,” is a certificate received from the customer we perform the work and the work has passed the customer’s technical quality examination.  The second certificate, a “certificate of payment,” is a certificate that the customer issues to approve payment.  Depending on the project, payment is made within 30 days to 105 days after receiving the certificates.

At December 31, 2008, the balance of accounts receivable-trade that was outstanding for more than six months was $1,653,181, $1,432,750 of this amount was from the Buonuop, Dakmi 4 and Dong Nai 3 projects.  All of the balances from these projects was collected by June 30, 2009 ($628,138 of this amount was collected in the first quarter of 2009 and the balance of $804,612 was collected in the second quarter of 2009).  The remaining balance in the accounts receivable –trade outstanding for more than six months of $220,431 is expected to be paid by the end of year.  Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2008, we had a reserve for doubtful accounts of $597,349.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $3,090,109 of advances, $2,354,887 of prepayments to suppliers and $2,046,807 of short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of December 31, 2009, the entire balance is expected to be collected or expensed within the year. Advances and prepayments  to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of December 31, 2008, the balance of work in process was $29,606,602 of which approximately $12,730,000 was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed and collected $13,672,000 by June 30, 2009, expected to bill $10,841,000 by December 31, 2009 which includes $3,552,000 of work performed, but the payment rates have not been approved by customer and $5,093,000 by December 31, 2010.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and Ta Trach Dam project, which totals approximately $3,647,000.  As of December 31, 2008, we had reserved $843,494 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate  of completion for payment  (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer.  Long-term work in process is $547,693 as of December 31, 2008, equal to less than 1% of our assets. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $361,367 and advances of $727,230 as of December 31, 2008.  By June 30, 2009, we had reduced loans receivable to $27,158 and advances to $429,914.

Long term retention receivable has a balance of $14,933,897 at December 31, 2009. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Our customers generally keep the retention of 5 to 10 percent of the contract amount until the warranty period expires. Due to this retention period, our receivables can be significantly delayed and may adversely impact our cash flow. In accordance with SOP 81-1 we continually review contract performance and any anticipated additional costs that might be associated with contract performance and modify contract income accordingly. Long-term retention receivables are typically paid within two years after the completion of a construction project. The amounts outstanding for more than two years have not been paid pursuant to the payment terms of our contracts. We expect to collect these amounts within two years after the completion of the applicable construction contract.  The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All three projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Loid Road project.

Our total current liabilities as of December 31, 2008 were $84,504,794 which was increased by $17,070,430 from the prior year end. The current liabilities were represented mainly accounts payable of $10,234,650, accrued expenses of $4,485,336, advances from customers of $15,102,331, and short term loans, including loans from related parties of $50,349,736. Advances from customers increased mainly due to Damb’ri HP project for which we received approximately $3.04 million, Nam Chien HP project for which we received approximately $0.5 million and Ta Trach HP project  for which we received approximately $4.99 million during the year ended December 31, 2008. Current Notes payable including loans from related parties increased by $8,091,359 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Nam Chien HP, Song Tranh HP, Dong Nai 4 HP, Dasiat HP, Dong Nai 3 HP, Nho Que HP, ZaHung HP. We anticipate our current liabilities will continue to increase in 2009 as we added new loans and received advances for new projects.

At December 31, 2008, we had $59,381,463 in construction loans, of which $50,141,069 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds. in the following manner. These construction loans are made by the banks for a specific project. Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment, which are mostly major construction trucks, at December 31, 2008 was $17,060,855, 29% of total construction loans.

These loans mature from July 2009 through May 2013. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and every month, our customer or its financing source, pays us the interim payment for our completed work, less a retention percentage (which we will collect at the end of the warranty period). When the payment is received, it is put into the deposit account which was set up with the bank upon signing the construction loan and from which we repay the bank for monthly interest and principal when due. The remaining balance of this account will be used by the company for expenses related to this contract or corporate purposes.  When we need to pay to the suppliers or sub-contractors and other expenditures related to the contract, we submit to the bank documents such as supply contracts, subcontractor contract, invoices or demand letters. Upon approval of our submission, the bank issues Indebtedness Certificate. After this process, the bank transfers the funds to our bank account so that the payments can be made to our suppliers or sub-contractors.

Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of December 31, 2008, the outstanding balance was $29.3 million and available balances were $16.7 million as of December 31, 2008. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of December 31, 2008 was $26,621,023. As of December 31, 2008, long-term retention receivables and long-term work in process totaled $15,481,590.

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

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $14,000,000 of our equipment.

Cash flows

The Company used cash of $835,595  in operating activities for the year ended December 31, 2008 compared to $10,095,134 from operating activities for the year ended December 31, 2007. The major reasons are an increase in advances from customer  of $10,135,499 in 2008 compared to $4,792,728 in 2007, an increase in payable to employees in the amount of $2,009,274  and $48,346  during the year ended December 31, 2008 and 2007, respectively and due to a reduction in gain or loss from other investment activities  from gain of $9,684,686 in 2007 to $439,934 loss in 2008.

In investing activities, we used net cash of $12,769,359 for the year ended December 31, 2008 to purchase property, equipment and investments in other entities. The Company spent $13,053,533 for the purchase of fixed assets, which primarily included vehicles, equipment, machinery and intangible assets. The Company also received $527,718 in proceeds from disposal of fixed assets. Additionally,  the Company purchased investments in other entities during the December 31, 2008 in the amount of $472,592 and received $179,360 from sale of investments.  The Company used net cash of $5,539,509 for the year ended December 31, 2007 in purchase of property, equipment and investments in other entities. The Company spent $9,367,374 for the purchase of fixed assets, which primary include for the purchase of vehicles, equipment, machinery and intangible assets. The Company also received $726,171 in proceeds from disposal of fixed assets. Also, the Company’s investments in other entities during the year 2007 increased by $12,054,906 and proceeds from sales of investment were $15,121,687.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAVICO CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
December 31, 2008 and 2007

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Income for Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-9 - F-34

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

We draw attention to Note 1 to the financial statements, which describes the reverse stock split approved by the Company's Board of Directors and shareholders to be effective concurrently with the effective date of the Company’s registration statement on Form S-1, (File No. 333-159464),  for the registration of 3,571,428 shares of common stock which has been filed with the U.S. Securities and Exchange Commission. Our opinion is not qualified in respect of this matter.

As discussed in Note 20 to the consolidated financial statements, the accompanying 2007 financial statements have been restated.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Certified Public Accountants

San Francisco, California

April 6, 2009

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
	2008	2007
		(Restated)
ASSETS

Current Assets:
Cash	$3,148,985	$1,412,201
Investments, available for sale	1,820,406	9,854,036
Accounts receivable -trade- net	9,184,339	7,659,271
Receivable - other	7,491,803	4,852,957
Inventory	3,940,768	3,144,450
Work in process	29,606,602	22,613,806
Receivables and advances from related parties	1,088,596	673,057
Other current assets	1,602,272	1,612,968
Total current assets	57,883,771	51,822,746

Fixed Assets:
Land and building development costs	8,925,718	3,993,191
Temporary housing assets	548,642	432,460
Machinery and equipment	26,411,441	20,671,611
Vehicles	12,211,356	12,666,344
Office and computer equipment	780,756	710,160
	48,877,913	38,473,766
Less accumulated depreciation	(16,973,105)	(12,808,293)
Net fixed assets	31,904,808	25,665,473

Intangible Assets:
Goodwill	855,947	921,703
Licenses - net	301,885	25,941
Net Intangible Assets	1,157,832	947,644

Other Non Current Assets:
Investments, non-consolidated companies & JVs	3,065,516	2,585,636
Long-term retention receivables	14,933,897	7,770,407
Prepaid expenses	2,530,944	1,910,527
Long-term work in process	547,693	2,542,477
Other assets	763,604	1,273,094
Total other assets	21,841,654	16,082,141

TOTAL ASSETS	$112,788,065	$94,518,004

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
		(Restated)
LIABILITIES

Current Liabilities:
Accounts payable	$10,214,130	$10,676,932
Accounts payable – related parties	20,520	45,547
Accrued expenses	4,485,336	6,092,787
Advances from customers	15,102,331	5,923,085
Payable to employees	4,220,124	2,412,672
Notes payable - current	50,141,069	41,202,014
Notes payable - related parties	208,667	1,056,363
Current portion of capital lease obligations	112,617	24,964
Total current liabilities	84,504,794	67,434,364

Long-Term Debt:
Capital lease obligations – long-term	269,307	39,243
Long-term debt	9,240,394	8,869,271
Total long-term debt	9,509,701	8,908,514

TOTAL LIABILITIES	94,014,495	76,342,878

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	3,048	2,919
Additional paid-in capital	13,619,865	13,235,244
Accumulated deficit	(6,547,740)	(6,950,248)
Accumulated other comprehensive income (loss)	(3,864,303)	3,080,235
Total Cavico Corp. stockholders' equity	3,210,870	9,368,150
Noncontrolling interest	15,562,700	8,806,976
Total stockholders' equity	18,773,570	18,175,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,788,065	$94,518,004

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007

	2008	2007
		(Restated)
Revenues:
Civil construction	$50,430,360	$31,493,768
Mining construction	4,259,850	4,322,471
Commercial activities	3,316,059	2,034,367
Total revenue	58,006,269	37,850,606

Cost of Goods Sold:
Civil construction	42,461,358	27,187,859
Mining construction	3,315,077	2,682,428
Commercial activities	2,636,481	1,468,948
Total cost of goods sold	48,712,916	31,339,235

Gross Profit	9,293,353	6,511,371

Operating Expenses:
Selling expenses	78,779	82,703
General & administrative expenses	6,901,263	4,768,659
Total operating expenses	6,980,042	4,851,362

Total income from operations	2,313,311	1,660,009

Other income (expenses):
Gain on disposal of assets	44,471	119,986
Other income	34,675	31,141
Gain (loss) on sales of marketable securities	(439,934)	9,684,686
Loss on foreign currency exchange	(100,982)	(250,870)
Interest income	891,898	1,046,394
Interest expense	(3,101,243)	(2,926,198)
Total other income ( expense)	(2,671,115)	7,705,139

Income before income taxes and noncontrolling interest	(357,804)	9,365,148

Income taxes benefit (expense)	2,283,822	(2,684,945)

Income before noncontrolling interest	1,926,018	6,680,203

Net income attributable to noncontrolling interest	(1,294,202)	(785,335)

Net income attributable to Cavico Corp.	$631,816	$5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(6,352,628)	3,287,255
Foreign currency translation adjustment	(591,910)	38,223
Comprehensive income (loss)	$(6,312,722)	$9,220,346
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	2,941,726	2,881,806
Net income per common share-basic and diluted	$0.21	$2.05

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

						Accumulated
	Common Stock		Additional Paid-in	Subscription	Accumulated	other Comprehensive	Total Cavico Corp Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income(loss)	Equity

Balance, December 31, 2006 (as previously reported)	2,032,660	$2,033	$4,119,409	$(15,000)	$(12,945,137)	$(245,243)	$(9,083,938)

Shares issued for cash	893,500	893	9,115,828	-	-	-	9,116,721
Shares returned and to be issued	(7,115)	(7)	7	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	38,223	38,223
Unrealized gain on securities available for sale	-	-	-	-	-	3,287,255	3,287,255
Consolidation of Cavico Energy	-	-	-	-	100,021	-	100,021
Cash received on subscription receivables	-	-	-	15,000	-	-	15,000
Net income	-	-	-	-	5,894,868	-	5,894,868
Balance, December 31, 2007 (restated)	2,919,045	$2,919	$13,235,244	$-	$(6,950,248)	$3,080,235	$9,368,150
Shares issued for services	3,750	4	84,746	-	-	-	84,750
Shares issued for cash	125,000	125	299,875	-	-	-	300,000
Foreign currency translation adjustment	-	-	-	-	-	(591,910)	(591,910)
Unrealized loss on securities available for sale	-	-	-	-	-	(6,352,628)	(6,352,628)
Consolidation of additional subsidiaries	-	-	-	-	(229,308)	-	(229,308)
Net income					631,816	-	631,816
Balance, December 31, 2008	3,047,795	$3,048	$13,619,865	$-	$(6,547,740)	$(3,864,303)	$3,210,870

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:		(Restated)
Net income	$1,926,018	$6,680,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,985,845	4,661,372
Change in provisions for uncollectible receivables	212,828	83,525
Gain on sale of fixed assets	(44,471)	(119,986)
(Gain) loss from other investment activities	439,934	(9,684,686)
Stock issued for services	84,750	-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(12,403,280)	(9,709,796)
Increase in inventory	(1,004,665)	(628,314)
Increase in construction WIP	(6,608,044)	(6,808,957)
Decrease (increase) in other assets	(483,266)	(1,792,742)
Increase in advances from customer	10,135,499	4,792,728
Increase in payable to employees	2,009,274	48,346
Increase(decrease) in accounts payables and accrued expenses	(1,086,017)	2,383,173
Total adjustments	(1,467,411)	(15,990,002)
Net Cash Used in Operating Activities	(835,595)	(10,095,134)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(13,053,533)	(9,367,374)
Cash acquired in consolidation of new entities	49,688	34,913
Proceeds from withdrawals of investments in nonconsolidated companies	179,360	15,121,687
Purchase of investments in nonconsolidated companies and joint venture	(472,592)	(12,054,906)
Proceeds from sales of fixed assets	527,718	726,171
Net Cash Used in Investing Activities	(12,769,359)	(5,539,509)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	3,795,675	5,859,035
Proceeds from shares issued	300,000	9,131,721
Proceeds from notes payable	84,818,167	66,674,053
Proceeds from notes payable - related parties	2,660,802	3,234,948
Payments of notes payable- others	(73,082,393)	(63,949,376)
Payments of notes payable- related parties	(2,925,434)	(4,532,503)
Payments of capital leases obligations	(76,908)	(126,158)
Net Cash Provided By Financing Activities	15,489,909	16,291,720

Increase in Cash	1,884,955	657,077

Cash at Beginning of period	1,412,201	716,901
Effect of foreign currency translation	(148,171)	38,223

Cash at End of period	$3,148,985	$1,412,201

Supplemental Cash Flow Information:
Interest paid	$8,890,961	$5,417,369
Taxes paid	$124,590	$500,366

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
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

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Cavico Corp. and Subsidiaries, (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in November 2004 the name was changed to Agent 155 Media Group, Inc. In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam. Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares (1,975,000 shares post-reverse split) of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (“CVJSC”) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 2, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

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

The financial statements are presented after giving the retroactive effect to a 40 for 1 reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which Cavico Vietnam is the primary beneficiary. The Company also consolidates all entities in which the Company has less than fifty percent ownership in which the Company has the power to control the majority of the voting interest through its ownership and agreements with other stockholders.   The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities. Profit generated from the entities in which the Company has less than fifty percent ownership shares was 25% of total profit for the year ended December 31, 2008. All significant intercompany accounts and transactions have been eliminated.  The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/08	12/31/07
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	66%
Cavico Mining and Construction JSC	26%	39%
Cavico Trading JSC	63%	63%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	78%	78%
Cavico Transport JSC	74%	74%
Cavico Hydropower Construction JSC	73%	73%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	38%	39%
Cavico Industry and Technical Service JSC	67%	65%
Cavico Manpower JSC	30%	30%
Cavico Stone and Mineral JSC	36%	35%
Cavico PHI Cement JSC	93%	38%
Cavico Luong Son JSC	93%	100%
Cavico Land JSC	13%	11%

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

During the years ended December 31, 2008 and 2007, the following entities were added  in the consolidation.

Name of Entity	Consolidation Date	Percentage of ownership	Description of business
Cavico Tower	April 01, 2008	39%	Office for leases
Cavico ITS	April 01, 2008	66%	Steel fabrication production
Cavico Manpower	April 01, 2008	100%	Labor supply for projects
Cavico Stone & Mineral	July 01, 2008	35%	Production of white stone
Cavico PHI	July 01, 2008	38%	Cement factory operation
Cavico Luong Son JSC	July 01, 2008	100%	Operation of tourism zone
Cavico Land JSC	July 01, 2008	11%	Land investment and development
Cavico Energy	April 01, 2007	38%	Civil construction, specializing in hydropower construction projects

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are presented after giving the retroactive effect  to 40 for 1 reverse stock split.

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs  included in work in process were $4,235,405 and $2,458,732 at December 31, 2008 and 2007, respectively. The Company had $520,977 and $547,693 in long term work in process at December 31, 2008 and 2007, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of December 31, 2008 and 2007, the reserves against work in process were $843,494 and $844,285, respectively. The Company determined these reserves were sufficient for both short term and long term work in process.

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

Land and Building Development

Land and building development is stated at cost and includes the cost of construction and other direct costs attributable to the construction of Cavico Tower, a high rise commercial building in Hanoi which is expected to be completed at the end of 2010, and land development costs attributable to Chieng Ngan which is an urban development project in Vietnam. No provision for depreciation is made on land development until such time as the relevant assets are completed and put into use.

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

Major Customers and Suppliers

The Company generated 64% and 70% of total revenues from major customers, in the years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, the Company had two major customers. The Company generated $27,200,837 from Electricity of Vietnam under civil construction and $7,896,737 from Mien Trung HP JSC under civil construction. During the year ended December 31, 2007, the Company had two major customers. The Company generated $20,925,130 from Electricity of Vietnam under civil construction and $4,325,958 from Vinacomin under mining construction.
Electricity of Vietnam was our major customer since 2003. As a civil contractor, the Company can provide civil construction work to any customer without relying on current major customer. However, based on the government plan of power development, the market of hydro power construction is expected to be in demand for next 10 years .
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

Paragraph 22 of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), provides that, in a typical construction contract, a contractor has the right to receive payment for work performed.  The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. The Company considers  the title to work performed  passes to the customer upon the certification by the customer. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work  to date.  Costs related to work performed but not completed are included in work in progress. Any losses from damages to work in process are generally covered by the customer. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of revenue when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. During the years ended December 31, 2008 and 2007, the Company recognized $3,641,465 and $495,132, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

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

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

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

Earnings (Loss) Per Share of Common Stock

Net earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during the years ended December 31, 2008 and 2007.

Restatement

SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. The Company has restated its December 31, 2007 financial statements for corrections of errors. (See Note 20)

Reclassifications

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”. The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 will become effective beginning with the first quarter of 2009. The Company will reclass noncontrolling interest from liability to a component in stockholders’ equity.

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

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3-	RECEIVABLE – OTHER

Other receivables at December 31, 2008 and 2007 by major classification were comprised of the following:

	2008	2007
Advances	$3,090,109	$1,993,448
Prepayments to suppliers	2,354,887	1,345,593
Other short-term receivable	2,046,807	1,513,916
Total	$7,491,803	$4,852,957

NOTE 4-	INVENTORY

Inventories at December 31, 2008 and 2007  by major classification, were comprised of the following:

	2008	2007
Goods in transit	$679,449	$234,142
Material and supplies	2,882,793	2,651,619
Tools, instruments	58,022	17,181
Merchandises	495,842	416,056
Inventory reserve	(175,338)	(174,548)
Inventory – net	$3,940,768	$3,144,450

NOTE 5-	OTHER CURRENT ASSETS

Other current assets at December 31, 2008 and  2007 by major classifications were comprised of the following:

	2008	2007
Prepaid loan interest	$282,690	$96,506
Other prepaid expenses	200,435	317,369
Tools and instruments	484,657	837,376
Deductible Value Added Tax	391,385	117,966
Other current assets	243,105	243,751
TOTAL	$1,602,272	$1,612,968

*Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $1,123,295 and $1,886,513 for the year ended  December 31, 2008 and, 2007, respectively and are  amortized over 2 to 4 years. The remaining non-current prepaid expenses of $1,407,649 and $24,015 as of December 31, 2008 and 2007 are amortized over 2 to 4 years  based on the benefiting periods. The Company recognized amortization expenses of $1,635,801 and $997,993 from these non-current prepaid expenses for the year ended December 31, 2008 and 2007, respectively.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Non-marketable investments” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies or capital partnerships, which carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. Therefore, as of December 31, 2008 and 2007, no impairment was necessary. The Company invested $131,591 and $1,534,690 in various companies during 2008 and 2007, respectively. During the year ended December 31, 2008, we withdrew our investment of $124,116 in Vietravico as this company was not formed and received our investment back. There was no sale of investments in 2008 and 2007.

Investment in companies;

The Company’s investments in companies are accounted for on the cost method of accounting.  The cost basis at December 31, 2008 and 2007 and the fair value at December 31, 2008 consisted of the following:

	2008	2007
1. Agriculture Construction Corporation	$67,739	$62,058
2. Tour Zones Investment and Construction JSC *	581,610	83,778
3. Vietnam Power Investment and Development JSC *	238,389	251,156
4. Mai Son Cement Joint Stock Company	459,445	484,051
5. Van Chan Hydropower Company	29,452	31,029
6. Ha Tay Investment and Development JSC	14,137	14,894
7. Businessman Culture Development JSC	29,452	18,617
8. Vietnam Media Financial JSC	117,412	100,118
9. VEC Tower JSC	123,108	129,701
10. Agribank Insurance	235,613	248,231
11. Vietnam Industry Investment and Construction JSC	58,903	62,058
12. Dong Duong Finance JSC	5,301	5,585
13. Nam Viet Investment and Consultant JSC	96,620	93,087
14. Sao Mai-Ben Dinh Petrolium Investment JSC	589,032	620,578
15. IDICO Industry Zone Investment Development JSC	8,835	9,309
16. Vietravico JSC	-	124,116
17. Vietnam Power Development JSC	58,903	62,058
18. IDICO Long Son Petrolium Industry Zone Investment	117,806	124,116
19. Nhan Tri JSC	23,561	9,309
20. Minh Viet JSC	73,629	46,543
21. North and South Investment Development JSC	5,890	-
22. Lilamavico Joint Venture	19,545	-
23. Vietnam Design JSC	15,904	-
24. Song Tranh Hydropower JSC	2,945	-
25. Kasvina JSC	75,526	-
26. Vietnam Anti-counterfeit and trading promotion JSC	11,781	- -
27. Others	4,978	5,244
TOTAL	$3,065,516	$2,585,636
* Related entity by common directors.

(a) For investments under $100,000, the Company reviews all available general financial information to determine if impairment is necessary.  It was not practical to measure the fair value.

(b)This amount was invested at the formation of this entity and the entity has had no financial activity; this company is in the process of receiving a license from the government authority.

(c)This company became public in June 2009. Market value of this investment was $563,746 at June 30, 2009.

(d) Fair value was calculated using average PE ratios and expected income estimated based on average rate of return on assets and discounted at 40% in comparable public companies in the same industry in Vietnam as these companies were in various stages of startup.

(e) Fair value was calculated using average PE ratios and expected income estimated based on average rate of return on equity discounted at 40% in comparable public companies in the same industry in Vietnam as this company is in the development phase. Using average rate of return on assets in the comparable companies resulted in higher fair value.

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

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities. The Company reviewed the decrease in the fair market value of these securities and determined that the impairment was temporary as of December 31, 2008. The Company reviews the securities for possible other than temporary impairment at each balance sheet date and discloses  the impairment when the fair value of the security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at anytime when immediate impairment is apparent. No impairment was identified on investments available for sale as the fair value for each available for sale security has been less than the cost for no longer than six months.  The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

Available-for-sale securities consisted of the following at December 31, 2007:
Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$100,000	$-
Habubank Stock	2,488,896	3,696,829	6,023,765	2,326,936
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,429,564	169,790
Total Securities		$6,156,054	$9,854,036	$3,697,982

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

NOTE 11 – PAYABLE TO EMPLOYEES

Under Vietnamese law, some wages to employees are paid during the national holidays and other times a year. As of December 31, 2008 and 2007, the payable to employees were $4,220,124 and $2,412,672.  The Company recorded payroll expenses for salaries and wages of $2,463,276 and $1,627,870 for the years ended December 31, 2008 and 2007, respectively.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 12-	CAPITAL LEASE OBLIGATIONS

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

Depreciation expenses on the equipment under capital leases for the years ended December 31, 2008 and 2007 were $48,701 and $76,658 respectively.

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

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $42,500.  The leases, which  require the Company to pay property taxes and maintenance, expire in September, October, December 31, 2009, December 31, 2010 and November 2011. For the years ended December 31, 2008 and 2007, building rent expenses were $439,270 and $364,148, respectively.

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

Litigation

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position.

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

Contract under Guarantee

The Company has several contracts under guarantee.  These guarantees are made through the banks to meet certain conditions under the  contracts with customers. The Company pays the guarantee fees to banks , normally 1.5% to 2% annually of guaranteed amount. These fees are recorded in general and administrative expenses. For the years ended December 31, 2008 and 2007, these fees totaled $347,168 and $295,301, respectively.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 15 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008 and  2007:
	2008	2007
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 18, 2009**to December 29, 2009 .	$5,927,960	$2,805,433

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 11% to 20%, maturity dates ranging from January 3, 2009** to June 25, 2012	1,520,841	3,092,452

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 11.4%, matures on April 25, 2009 and September 29, 2009	3,571,408	4,153,400

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment, annual interest rate of 13.2%, matured on October 31, 2008.	-	608,757

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 9, 2009** to December 31, 2009.	5,359,843	3,300,157

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	830,801	124,116

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment , annual interest rates ranging from 13% to 15%, matures on May 29, 2009 and September 28, 2009.	837,859	702,497

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 13.32%, matures on December 19, 2010, October 17, 2011	3,187,975	1,528,354

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,061,612	1,480,778

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 12.36% to 18%, maturity dates ranging from August 30, 2009 to November 21, 2009.	11,807,997	12,190,737

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 16.8% maturity dates ranging from October 25, 2010 to December 18, 2011.	1,855,925	2,523,786

Note payable to Agribank - Southern Hanoi Branch*, unsecured, annual interest rate of 12.36%, matured on August 3, \2008.	-	1,005,683

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	493,756	789,107

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 13.2%, maturity dates ranging from February 9, 2009** to August 10, 2009.	186,085	258,347

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	77,576	116,607

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 15%, matures on July 18, 2009 and December 12, 2009	3,715,132	1,706,359

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012 and December 13, 2011	3,402,941	2,620,039

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	125,366	414,340

Notes payable to Incombank-Yen Vien Branch, secured by machinery and equipment, annual interest rate of 10.5%, matured on January 11, 2008.	-	163,833

* The bank must approve all funding and controls the use of funds.	**These loans were paid off in 2009.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

	2008	2007
Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 12%, matures on March 25, 2012	676,423	447,195

Notes payable to Vietnam Development Bank* – Son La Branch, unsecured, annual interest rate of 5.4%, matures on February 28, 2011, paid full in 2008.	-	803,266

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	8,835	15,514

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	37,845	50,670

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate of 14.4%, matured on January 4, 2008.	-	1,458,359

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on June 19, 2009.	589,032	3,009,805

Notes payable to Lung Lo Construction JSC*, unsecured, annual interest rate of 12%, matured on September 30, 2008	-	48,014

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 10.8%, matured on December 31, 2008. Currently negotiating to extend maturity date to March 25, 2009**.	543,264	528,852

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	127,693	224,219

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on May 30, 2009.	1,178,064	-

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on February 09, 2009**	618,484	-

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 11.28% to 16.8%, matures dates ranging from March 23, 2009** to November 19, 2009	4,492,027	-

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 16.2%, matures on December 31, 2011.	1,269,198	-

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 11.4%, matures on June 30, 2009	200,271	-

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12.75% and 15%, matures on March 18, 2009**	47,123	-

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	84,781	-

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 16.5%, matures on May 21, 2009	14,726	-

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest rate of 14.4%, matured on September 30, 2008	-	1,117,041

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,530,620	2,783,568

Total Notes Payable	$59,381,463	$50,071,285

ST Note payable and current portion of LT notes, weighted average interest rates of 15.7% for 2008 and 11.9% for 2007	$50,141,069	$41,202,014

Long-term Notes Payable	$9,240,394	$8,869,271

* The bank must approve all funding and controls the use of funds.	**These loans were paid off in 2009.

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

NOTE 17 - STOCKHOLDERS’ EQUITY

The stock transactions are presented after giving the retroactive effect  to 40 for 1 reverse stock split.

Preferred Stock

The Company has 25,000,000 authorized shares of blank check Preferred Stock with $0.001 par value. As of December 31, 2008 and 2007, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of December 31, 2008 and 2007, 3,274,942 shares and 3,271,192 shares were issued, 3,047,795 shares and 2,919,045 shares were outstanding, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

During the year ended December 31, 2008, the Company issued 1,250 shares of common stock for legal services and 2,500 shares of common stock for consulting services. The total fair market value of these shares on date of issuance was $84,750.

During the year ended December 31, 2008, the Company sold 125,000 shares of common stock for cash at a price of $2.40 per share and received $300,000.

During the year ended December 31, 2007, the Company had the following transactions:

- The company issued 818,500 common shares for cash amounting $9,116,721 at average price of $11.14 per share.

- The Company received $15,000 from the 2006 subscription receivable.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Noncontrolling Interest

Pursuant to the disclosure requirement under SFAS No. 160, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

			Accumulated
	Comprehensive Income (loss)	Retained Earnings	Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance, December 31, 2006 (as previously reported)	-	(12,945,137)	(245,243)	$2,033	$4,119,409	1,070,388	7,998,550
Shares issued for cash				894	9,115,827		9,116,721
Shares returned and reissued				(7)	7		-
Sale of share from noncontrolling interest						6,951,253	6,951,253
Net income	6,680,203	5,894,868				785,335	6,680,203
Acquisition of new subsidiary	100,021	100,021					100,021
Other comprehensive income:
Unrealized gain(loss) on Securities	3,287,255		3,287,255			-	3,287,255
Foreign currency translation adjustment	38,223		38,223			-	38,223
Ending balance, December 31, 2007 (as restated)	$-	$(6,950,248)	$3,080,235	$2,920	$13,235,243	$8,806,976	$18,175,126

Net income	1,926,018	631,816	-			1,294,202	1,926,018
Shares issued for service				4	84,746	-	84,750
Shares issued for cash				125	299,875	-	300,000
Acquisition of new subsidiary	(229,308)	(229,308)					(229,308)
Sale of share from noncontrolling interest						5,461,522	5,461,522
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	(6,352,628)	-	(6,723,484)	-	-	370,856	(6,352,628)
Foreign currency translation adjustment	(591,910)	-	(221,054)	-	-	(370,856)	(591,910)
Ending balance, December 31, 2008	$-	$(6,547,740)	$(3,864,303)	$3,049	$13,619,864	$15,562,700	$18,773,570

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

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 18- INCOME TAX

The principal components of the Company’s income tax provision at December 31, 2008 and 2007 are as follows:

	2008	2007
Current Taxes:
US Federal	$-	$-
US State	-	-
Vietnam	(2,283,822)	2,684,945
Total	$(2,283,822)	$2,684,945
Deferred Taxes:
US Federal	-	-
US State	-	-
Vietnam	-	-
Total	$-	$-

The principal components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
U.S. operations loss carry forward at statutory rate	$631,044	$322,194
Non-U.S. operations loss carry forward at statutory rate	365,293	437,554
Total	$996,337	$759,748
Less Valuation Allowance	(996,337)	(759,748)
Net Deferred Tax Assets	$-	$-
Change in Valuation allowance	$236,589	$421,731

A reconciliation of the statutory federal  and state tax in the United States and Vietnam income tax  rates to the Company’s  effective  tax rates  is as follows:

	December 31, 2008	December 31, 2007
Tax on income/loss using federal income tax rate	(121,653)	3,184,150
Foreign tax rate difference	21,468	(561,909)
Permanent difference	951,280	484,434
PY accrual reversed in CY	(2,898,328)	—
Change in valuation allowance	(236,589)	(421,731)
Total	(2,283,822)	2,684,945

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

During the year ended December 31, 2008, the Vietnamese tax authorities determined that the Company’s tax obligation was lower than the Company’s originally estimated amount. The Company estimates the tax obligation based on 28% under Vietnamese law. During 2008, the Company recorded a tax benefit of $2,898,328 which was offset against the 2008 tax expense of $614,506. The Company uses a gross method to estimate the Company’s tax obligation assessed by Vietnam governmental authorities on sales in the income statement

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 19- SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (“SFAS 131”),  ”Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2008:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Others	Unallocated	Total
Sales	$50,430,360	$4,259,850	$3,267,484	$48,575	$-	$58,006,269
Operating income/(loss)	4,524,476	684,546	(190,625)	3,758	(2,708,844)	2,313,311
Total Assets	51,402,020	9,045,204	4,683,418	-	47,657,423	112,788,065
Capital Expenditure	10,366,197	361,706	289,119	-	2,036,511	13,053,533
Interest Income	-	-	-	-	891,898	891,898
Interest Expense	641,740	195,838	436,532	-	1,827,133	3,101,243
Depreciation/Amortization	5,280,858	518,327	77,997	-	108,663	5,985,845

Following is a summary of segment information for the year ended December 31, 2007:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Others	Unallocated	Total
Sales	$31,493,768	$4,322,471	$1,987,190	$47,177	$-	$37,850,606
Operating income/(loss)	2,544,948	1,447,582	205,214	2,882	(2,540,617)	1,660,009
Total Assets	57,838,661	9,144,726	2,373,984	-	25,160,633	94,518,004
Capital Expenditure	5,671,774	194,530	-	-	3,501,070	9,367,374
Interest Income	-	-	-		1,046,394	1,046,394
Interest Expense	868,330	352,130	221,083	-	1,484,655	2,926,198
Depreciation/Amortization	3,642,327	607,791	22,701	-	388,553	4,661,372

NOTE 20 – RESTATEMENT

The financial statements for the year ended December 31, 2007 were re-audited pursuant to an instruction from SEC informing the Company that the PCAOB revoked the registration of Company’s previous auditor Jaspers + Hall PC and the previously audited financial statements were no longer reliable. The Company’s current auditor re-audited the financial statements as of December 31, 2007 and the Company’s financial statements have been restated to reflect corrections and changes in presentation of the financial statements required reclassification of certain accounts.

Effects on previously issued 2007 financial statements as follows:

Increase in cost of sales	$563,630
Increase in general administrative expenses	354,277
Increase in loss on foreign exchange	250,870
Subtotal	1,168,777
Income tax effect of restatement	257,014
Increase in 2007 net loss	$911,764

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the corrections of errors in the previously reported financial statements. Net income per common share remained the same at $0.05 as a result of these changes. The effect on the Company’s previously issued 2007 financial statements in summarized as follows:

Balance Sheet as of December 31, 2007

	Previously	Net
	Reported	Change		Restated
ASSETS

Current Assets:
Cash	$1,412,201	$-		$1,412,201
Investments, available for sale	-	9,854,036	(d)(h)	9,854,036
Accounts receivable -trade- net	22,658,533	(14,999,262	)(a)(b)(e)(g)(k)(l)	7,659,271
Receivable - other	-	4,852,957	(e)(k)(p)	4,852,957
Inventory	28,300,733	(25,156,283	)(f)	3,144,450
Work in process	-	22,613,806	(f)	22,613,806
Receivables and advances from related parties	-	673,057	(g)	673,057
Other current assets	1,712,968	(100,000	)(h)	1,612,968
Total current assets	54,084,435	2,261,689		51,822,746

Fixed Assets:
Land development	3,195,654	797,537	(i)	3,993,191
Temporary housing assets	432,460	-		432,460
Machinery and equipment	20,671,611	-		20,671,611
Vehicles	12,666,344	-		12,666,344
Office and computer equipment	687,092	23,068	(o)	710,160
Less accumulated depreciation	(12,797,636)	(10,657	)(o)(b)	(12,808,293
Net fixed assets	24,855,535	809,938		25,665,473

Intangible Assets:
Goodwill	-	921,703	(j)	921,703
Licenses - net	-	25,941	(k)(o)	25,941
Net Intangible Assets	-	947,644		947,644

Other Non Current Assets:
Investments, non-consolidated companies & JVs	11,228,489	(8,642,853	)(d)	2,585,636
Long-term retention receivables	-	7,770,407	(l)	7,770,407
Prepaid expenses	2,832,230	(921,703	)(j)	1,910,527
Long-term work in process	-	2,542,477	(f)	2,542,477
Other assets	5,433	1,267,661	(k)	1,273,094
Total other assets	14,066,152	2,015,989		16,082,141

TOTAL ASSETS	$93,006,122	1,511,882		$94,518,004

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

	Previously	Net
	Reported	Change		Restated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,722,479	(45,547	)(m)	$10,676,932
Accounts payable – related parties	-	45,547	(m)	45,547
Accrued expenses	6,349,801	(257,014	)(n)	6,092,787
Advances from customers	5,485,539	437,546	(p)	5,923,085
Payable to employees	2,412,672	-		2,412,672
Notes payable - current	41,871,176	(669,162	)(m)	41,202,014
Notes payable - related parties	452,201	604,162	(m)	1,056,363
Current portion of capital lease obligations	24,964	-		24,964
Total current liabilities	67,318,832	115,532		67,434,364

Long-Term Debt:
Capital lease obligations – long-term	39,243	-		39,243
Long-term debt	8,618,401	250,870	(c)	8,869,271
Total long-term debt	8,657,643	250,871		8,908,514

TOTAL LIABILITIES	75,976,475	366,403		76,342,878

Minority interest in subsidiaries	9,246,458	(439,482	)(q)	8,806,976

Stockholders’ Equity:
Preferred stock:$.001 par value – Class B, 100,000,000 authorized, none issued and outstanding	-	-		-
Common stock, $.001 par value; 300,000,000 shares authorized; 130,997,693 and 130,847,693 shares issued, 121,911,793 and 116,761,793 shares outstanding, respectively	130,848	(14,086	)(r)	116,762
Additional paid-in capital	13,107,315	14,086	(r)	13,121,401
Accumulated deficit	(6,038,484)	(911,764	)(s)	(6,950,248
Accumulated other comprehensive income (loss)	583,509	2,496,726	(t)	3,080,235
Total stockholders' equity	7,783,189	1,584,962		9,368,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,006,122	1,511,882		$94,518,004

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Statement of Operations and Comprehensive Income for the Year Ended December 31, 2007

		Previously	Net
		Reported	Change		Restated
Revenues:
Civil construction	$				$31,493,768
Mining construction					4,322,471
Commercial activities					2,034,367
Total revenue		37,850,606	-		37,850,606

Cost of Goods Sold:
Civil construction					27,187,859
Mining construction					2,682,428
Commercial activities					1,468,948
Total cost of goods sold		30,775,605	563,630	(a)	31,339,235

Gross Profit		7,075,001	(563,630)		6,511,371

Operating Expenses:
Selling expenses		82,703	-		82,703
General & administrative expenses		4,414,382	354,277	(b)	4,768,659
Total operating expenses		4,497,085	354,277		4,851,362

Total income from operations		2,577,916	(917,907)		1,660,009

Other income (expenses):
Gain on disposal of assets		119,986	-		119,986
Other income		31,141	-		31,141
Gain (loss) on sales of marketable securities		9,684,686	-		9,684,686
Loss on foreign currency exchange			(250,870	)(c)	(250,870
Interest income		1,046,394	-		1,046,394
Interest expense		(2,926,198)	-		(2,926,198
Total other income (expense)		7,956,009	(250,870)		7,705,139

Income before income taxes and minority interest		10,533,925	(1,168,777)		9,365,148

Income taxes benefit (expense)		(2,941,959)	(257,014	)(n)	(2,684,945

Income before minority interest		7,591,967	(911,764)		6,680,203

Minority interest in consolidated subsidiaries		(785,335)	-		(785,335

Net income		$6,806,632	(911,764)		$5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale		-	3,287,255	(t)	3,287,255
Foreign currency translation adjustment		-	38,223	(u)	38,223
Comprehensive income (loss)		$-	$9,220,346		9,220,346

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted		129,358,134	(14,085,900)		$115,272,234

Net income per common share-basic and diluted		$$0.05	-		$0.05
(a) Correction of error originally included in advances receivable of $563,630 were for expenses through cost of goods sold.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

(b,s) Correction of error of accounts receivable of $246,704 was written off as bad debts and additional increase in the provision for bad debt expense in the amount of $107,573.

(c,s)  Correction of error involving note payable denominated in a foreign currency for which $250,870 was recognized as a loss from a foreign currency exchange.

(d)  Reclassification of investments, available for sale in the amount of $9,854,036 from investments, non-consolidated companies & JV’s in the amount $8,642,853.

(e)  Reclassification of other receivable $4,852,957 from accounts receivable trade.

(f)  Reclassification of current work-in-process in the amount of $22,613,806 and long-term work-in-process in the amount of $2,542,477 from inventory for proper presentation.

(g)  Reclassification of receivable in the amount of $673,057 to receivables and advances from related parties from accounts receivable for proper presentation.

(h)  Reclassification of other current assets in the amount of $100,000 to available for sale securities for proper presentation.

(i)  Reclassification of construction costs related to land development $797,537.

(j)  Reclassification of goodwill when the Company purchased stock at a premium from the minority shareholders of its subsidiaries that was included in prepaid expenses in the amount of $921,703.

(k)  Reclassification of deposits on equipment, and other long-term assets in nature from other current assets in the amount of $1,267,661.

(l)  Reclassification of long term retention receivable from accounts receivable and related provision for bad debt in the amount of $7,770,407.

(m)  Reclassification of payable to related parties in the amount of $45,547.

(n,s)  Correction of errors of recorded the 2007 Vietnamese income tax expense and related income tax liabilities in the amount of $257,014.

(o)  Correction of errors of costs of computer equipment and licenses in the amounts of $23,068 and $25,941.

(b,p)  Reclassification of credit balance in receivables from customers to advances from customers in the amount of $437,546.

(q)  Reclassification of amounts included in related party receivables in the amount of $291,526 and receivable other in the amount of $147,956 to minority interest in the amount of $439,482 for stock purchased by individuals in the subsidiaries.

(r)  Correction of error originally included 14,000,000 shares that were deemed to be issued to management in the amount of $14,086. These shares were considered to be issued but not outstanding.

(t)  Correction of error to adjust the available for sale securities to fair value and record unrealized gain as accumulated other comprehensive income of $3,287,255.

(u) Correction of error to record the changes in foreign exchange translation adjustment in the amount of $38,223.

CAVICO CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 21 – SUBSEQUENT EVENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 15, 2008, we dismissed Jaspers + Hall PC (“Jaspers + Hall”) as our independent certified public accountant. Effective April 15, 2008, we engaged PMB Helin Donovan, LLP (“PMBHD”), as our independent certified public accountant. Our decision to dismiss Jaspers + Hall and retain the PMBHD was approved by our Board of Directors on April 15, 2008.

The reports of the Jaspers + Hall on our financial statements for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that Jaspers + Hall’s opinion in its report on our financial statements expressed substantial doubt with respect to our ability to continue as a going concern for the years ending December 31, 2007 and December 31, 2006.

During the years ending December 31, 2007 and December 31, 2006 and the subsequent interim period through the date of dismissal, there were no disagreements with Jaspers + Hall on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Jaspers + Hall would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with PMBHD regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by PMBHD that was a factor considered in reaching our decision as to the accounting, auditing or financial reporting issues.

In October 2008, the PCAOB revoked the registration of our prior auditor, Jaspers + Hall.  As a result, the financial statements for the fiscal year ended December 31, 2007 were re-audited by PMBHD to be included in our filing with the Commission.

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

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures were not effective in timely alerting them to information that was required to be disclosed in our periodic reports that we file under the Securities Exchange Act of 1934 was accumulated and communicated to them to allow timely decisions regarding required disclosure.  The material weakness in our internal control over financial reporting resulted in the restatement of previously reported financial statements for the year ended December 31, 2007, management believes that the material weakness in our internal control over financial reporting did not have any effect on the accuracy of our financial statements for the current annual report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness in our internal control over financial reporting is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2008:

We lack an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).  There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese accounting standards to GAAP.  We lack the accounting personnel that have appropriate knowledge of GAAP and had not fully implemented its transition to GAAP and were required to record certain adjustments to the December 31, 2008 and 2007 financial statements to bring them into compliance.

MANAGEMENT'S REMEDIATION INITIATIVES

Since the Company identified that there was a material weakness in internal control over financial reporting, it has been actively seeking qualified personnel to assist in the remediation.  In an effort to address the identified material weakness and to further enhance our internal controls, in September 2009, we hired in June Kim, a certified public accountant as Chief Financial Officer in the United States.  She is both familiar with GAAP and with Company through her service as an independent director.  We are also reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Vietnamese accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.  We expect to retain a qualified consultant in the near future.

The Company also elevated Bao Quoc Tran, a highly qualified professional in Vietnamese accounting to the position of Principal Accounting Officer to improve the Company’s ability to add resources to the Company’s internal control capabilities.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Current Position/Office	Position Held Since
Ha Quang Bui	45	CEO/Chairman	April 28, 2006
Hung Manh Tran	46	Executive Vice-President/Director	April 28, 2006
Timothy Pham	42	Vice-President/Director	April 28, 2006
Hieu Van Phan	44	Vice-President	April 28, 2006
Hai Thanh Tran	46	Vice-President	April 28, 2006
Giang Linh Bui	37	Vice-President	April 28, 2006
June Kim	53	Chief Financial Officer	September 3, 2009
Tuan Duong Hoang	45	Director	May 2007
Thanh Binh Huynh	53	Director	May 2007
Madhava Rao Mankal	58	Director	October 2007
John McNicholas	43	Director	August 2009

Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

Ha Quang Bui. From May 2003 to present, Ha Quang Bui has served as chairman of the board of directors and Chief Executive Officer of Cavico Vietnam and as chairman of the board of directors of Cavico Tower Company.  Mr. Bui became the Chief Executive Officer and Chairman of the Board of Directors of Cavico Corp. on April 28, 2006. He currently is Chief Executive Officer and Chairman of Cavico Corp.  From March 2001 to May 2003, Ha Quang Bui served as Vice President of Lung Lo Construction Company. He is a director of Energy Investment Company and a director of Mai Son Concrete Company. He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hung Manh Tran. Hung Manh Tran has been a director and Executive Vice President of Cavico Corp. since 2006 and 2007, respectively (and Vice President from 2006 to 2007) to the present time.  From March 2001 to March 2002, Hung Manh Tran served as president of an affiliate of Cavico. From 2002, he has been Vice President and director of Cavico Vietnam. In addition, he has been chairman of Cavico Mining (since 2006), chairman of VFMC (since 2007), chairman of Luong son international tourism JSC (since 2007), director of v-power (since 2006), director of Cavico construction machinery (since 2007), and a director of Cavico Australia (since 2005). Hung Manh Tran graduated from Hanoi University in 1986 with a degree in nuclear physics. He also did course work in law at Hanoi University during 1992-1996. Mr. Tran also holds a degree in international trade from Hanoi International Trade University in 1991.

Timothy Dac Pham . Timothy Dac Pham has been a Vice President and director of Cavico Corp. since June 2006.  Since that time he has worked as an independent consultant for Providential Holdings, Inc. and as a registered representative and life insurance agent for Richave Financial Inc.  During 2004, he worked as a registered representative at Golden Beneficial Securities Corp. From 2002 through 2003, Mr. Pham was a registered representative at NT Securities in Chicago, Illinois. Mr. Pham graduated in 1991 from the University of California at Berkeley with a degree in Business Administration in the fields of Finance and Marketing.

Hieu Van Phan ..  Hieu Van Phan became a Vice-President and Director of Cavico Corp. on April 28, 2006.  He resigned as a director of Cavico Corp. in April 2009.  From July 2003 to present, Hieu Van Phan has been a vice president and a director of Cavico Vietnam.  Hieu Van Phan is currently Chief Operating Officer of Cavico Vietnam, chairman of the board of directors of Cavico Power Installation Construction Co. and a Director of Cavico Mining and Energy Construction Co.  From 2001 to July 2003, Hieu Van Phan served as president of Power Installation Company. Hieu Van Phan graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Hai Thanh Tran . Hai Thanh Tran became a Vice-President and Director of Cavico Corp. on April 28, 2006.  He resigned as a director of Cavico Corp. in April 2009.  From July 2003 to present, he has been a director and vice president of Cavico Vietnam.  He currently is Chief Executive Officer of Cavico Vietnam, chairman of the Board of Directors of CAVICO Hydropower Construction Co.  From April 2002 to July 2003, Hai Thanh Tran was president of Bridge and Underground Construction Cavico Company.  From March 2001 to April 2002, Hai Thanh Tran worked as an assistant at the Planning Department of 25/3 Lung lo Construction Co - MOD. He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

Giang Linh Bui.   Giang Linh Bui became a Vice-President and Director of Cavico Corp. on April 28, 2006.  He resigned as a director of Cavico Corp. in April 2009.  Giang Linh Bui is currently a director of Nam Chien Hydropower Company, Director of CAVICO PHI Cement Construction Co., and chairman of the Board of Directors of CAVICO Infrastructure Construction Co.  Mr. Bui is also a director of Cavico Vietnam.  From March 2001 to November 2002, Giang Linh Bui worked in the Projected Technology Department at Lung lo Construction Company.  Giang Linh Bui graduated from Hanoi University of Architecture in 1994 with a degree in architecture.

June Kim. June Kim has been the Chief Financial Officer of Cavico Corp. since September 2009 after serving as a director and member of the audit committee from April 2009 to August 2009.  Prior to accepting the position of Chief Financial Officer, she worked for Providential Holdings, Inc. from July 2007 to August 2009 as a consultant. She prepared annual and quarterly SEC filings for public companies and assisted auditors for audits and reviews.  Prior to joining Providential Holdings, Inc., she worked for Stonefield Josephson, a CPA firm, as audit manager from August 2005 through March 2007 and Kabani & Company, Inc., a CPA firm, as a full time audit manager from February 2000 to June 2005.  She is a Certified Public Accountant and holds CPA licenses in the state of Washington and California. She graduated with a Bachelor of Science in accounting degree in 1980 from California State University.

Tuan Duong Hoang. Tuan Duong Hoang has been a director of Cavico Corp. since May 2007. Mr. Hoang has been Professor of Education at The University of New South Wales since 2003. From 1999 to 2003, he was an associate professor in the Department of Electrical and Computer Engineering at the Toyota Technical Institute, Nagoya, Japan. He holds a masters degree and a Ph.D. from the University of Odessa in the Ukraine.

Thanh Binh Huynh. Thanh Binh Huynh has been a director of Cavico Corp. since May 2007. Mr. Huynh has been Vice President of the Tuan Chao Joint Stock Company since 2003. From 2001 to 2003 he was a consultant at Edwards, Wynn & Associates LLP. During that same period he was also Chairman and President of Raycorp.com LLC.

Madhava Rao Mankal. Madhava Rao Mankal has been a director of Cavico Corp. since October 2007. He has been Chief Financial Officer and Secretary and a Director of Medina International Holdings, Inc., a manufacturer of boats since November 2004. Also, Mr. Mankal has been Chief Financial Officer, Secretary and Treasurer of Genesis Companies Group, Inc., Company formed to develop Laser stripping equipment. Since March 2006, Mr. Mankal served as President of Force Protection Inc., manufacturer of mine detecting vehicles, from January 2002 to September 2003 and Chief Financial Officer from May 1999 until September 2003.  In addition, he served on the Board of Directors of that entity from December 2001 to September 30, 2004. He has over 28 years experience in finance and accounting and holds accounting certifications from India and the United States. He has a Bachelors Degree in commerce from Bangalore University.

John T. McNicholas.  John T. McNicholas joined our board of directors in August 2009.  He is currently the President of Vineyards LLC and has served as President since its inception in 2007.  From June 2003 to July 2007, he was the Chief Executive Officer of Penloyd, LLC, a manufacturing company based in Tulsa, Oklahoma.  Prior to his service at Penloyd, he was the Chief Operating Officer for Wachovia Insurance Services from 2000 to 2003 and the Chief Operating Officer for Thunderbird Moulding Company.  Mr. McNicholas has significant financial experience serving as the Chief Financial Officer of American Wood Moulding, working as a Manager at PriceWaterhouseCoopers and an auditor for Deloitte Touche.  He graduated in 1988 from the University of Notre Dame with a B.B.A. in accounting.

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

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Executive Officer/ Chairman	$77,246	*
Hung Manh Tran	Executive Vice-President/Director	$63,599	**
Hieu Van Phan	Vice-President/Director	$46,549	***
Hai Thanh Tran	Vice-President/Director	$50,439	***
Giang Linh Bui	Vice-President/Director	$27,417	***
Timothy Pham	Vice-President/Director	$60,000

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

Code of Ethics

On July 31, 2009. we have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all directors and executive officers, which shall include the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or Controller.  A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K/A and shall be available at www.cavicocorp.com, our website.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, since January 1, 2006, there has been no transaction, and there is no currently proposed transaction with any executive officer, director or 5% or greater stockholder of the Company or any affiliate or immediate family member of any such person in which the Company was or is to be a participant and the amount involved exceeds $120,000.

Cavico Vietnam, our wholly-owned subsidiary, had a loan payable to Mr. Ha Quang Bui, our Chief Executive Officer, a balance of $92,203 at December 31, 2009.  The loan was originated in January 2008 and renewed for a one-year term in January 2009.  The highest loan balance owed by Cavico Vietnam to Mr. Bui was $458,673 on March 31, 2008. This loan had an annual interest rate of 12%.  Cavico Vietnam, our subsidiary, borrowed on December 1, 2006 from Ms. Ty Thi Pham, vice-chairman of Cavico Vietnam, at an interest rate of 12%.  The highest loan balance owed by Cavico Vietnam to Ms. Pham was $1,246,883, as of December 31, 2006. This loan was paid off during the year ended December 31, 2007 with interest payment of $132,551.

Our subsidiaries made advances of $727,230 to their officers and directors as of December 31, 2008. Advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. Our subsidiaries had other payables of $20,520 to their officers and directors as of December 31, 2008.

We had loans receivable of $361,367 from their officers and directors as of December 31, 2008, respectively. These loans were made with no interest, not secured and due on demand.

Our subsidiaries had loans payable to their officers and directors of $208,667 December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

We had investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC. These entities share common directors with the Company. Tour Zones Investment and Construction JSC owns 6.4% of Cavico Luong Son JSC, a subsidiary of which Cavico Vietnam owns the remaining 93.6%.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets	— December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity	— For the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm

Index to Exhibits~~*~~

Exhibit No.	Description
1.1	Form of Underwriting Agreement(2)
2.1	Asset Purchase Agreement, dated April 18, 2006(1)
3.3	Bylaws(1)
3.4	Amended and Restated Certificate of Incorporation (3)
3.5	Certificate of Designation of Series A Preferred Stock (7)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (5)
10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui(1)
10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui(1)
10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran(1)
10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan(1)
10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran(1)
10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham(1)
10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.(1)
10.9	Loan Agreements with Thi Ty Pham (3)
10.10	Loan Agreement with Ha Quang Bui (3)
10.11	Revised Loan Agreement with Ha Quang Bui (4)
10.12	Employment Agreement, dated September 3, 2009, between the Company and June Kim (6)
14.1	Code of Ethics*
21	Subsidiaries*

* Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed October 23, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 22, 2009.
(3)	Incorporated by reference to the Company’s Amendment No.1 to the Registration Statement on Form S-1 filed July 9, 2009.
(4)	Incorporated by reference to the Company’s Amendment No.2 to the Registration Statement on Form S-1 filed August 6, 2009.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2009.
(7)	Incorporated by reference to the Company’s Amendment No.4 to Registration Statement on Form S-1 filed September 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2009.

CAVICO CORP.

By:	/s/ Ha Quang Bui
Ha Quang Bui, Chairman and Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ Ha Quang Bui	Chairman and Chief Executive Officer Principal Executive Officer	September 28, 2009
Ha Quang Bui
Chief Financial Officer
/s/ June Kim	Principal Financial Officer	September 28, 2009
June Kim

/s/ Bao Quoc Tran	Principal Accounting Officer	September 28, 2009
Bao Quoc Tran

/s/ Hung Manh Tran	Executive Vice-President/Director	September 28, 2009
Hung Manh Tran

/s/ Timothy Pham	Vice-President/Director	September 28, 2009
Timothy Pham

/s/ Madhava Rao Mankal	Director	September 28, 2009
Madhava Rao Mankal

/s/ Tuan Duong Hoang	Director	September 28, 2009
Tuan Duong Hoang

/s/ Thanh Binh Huynh	Director	September 28, 2009
Thanh Binh Huynh