Form 10-Q
period 2009-09-30
Cavico Corp
filed 2009-11-16
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009
OR

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of November 13, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current Assets:
Cash	$1,625,395	$3,148,985
Investments, available for sale	3,789,923	1,820,406
Accounts receivable -trade- net	11,632,833	9,184,339
Receivable - other	12,682,360	7,491,803
Inventory	5,604,804	3,940,768
Construction work in process	35,861,724	23,915,865
Receivables and advances from related parties	467,300	1,088,596
Other current assets	2,842,176	1,602,272
Total current assets	74,506,515	52,193,034

Fixed Assets:
Land and building development costs	9,811,074	8,925,718
Temporary housing assets	572,389	548,642
Machinery and equipment	29,692,248	26,411,441
Vehicles	12,798,025	12,211,356
Office and computer equipment	833,787	780,756
	53,707,523	48,877,913
Less accumulated depreciation	(20,781,050)	(16,973,105)
Net fixed assets	32,926,473	31,904,808

Intangible Assets:
Goodwill	855,242	855,947
Licenses - net	278,645	301,885
Net Intangible Assets	1,133,887	1,157,832

Other Non Current Assets:
Investments, non-consolidated companies & JVs	2,900,152	3,065,516
Long-term retention receivables	15,409,574	14,933,897
Prepaid expenses	2,434,956	2,530,944
Long-term work in process	5,999,214	6,238,430
Other assets	1,006,954	763,604
Total other assets	27,750,850	27,532,391

TOTAL ASSETS	$136,317,725	$112,788,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$17,467,160	$10,214,130
Accounts payable – related parties	18,079	20,520
Accrued expenses	5,842,641	4,485,336
Advances from customers	9,226,225	3,755,848
Payable to employees	4,059,880	4,449,338
Notes payable - current	58,512,385	50,141,069
Notes payable - related parties	211,394	208,667
Current portion of capital lease obligations	139,139	112,617
Total current liabilities	95,476,903	73,851,801

Long-Term Debt:
Long-term advances from customers	10,759,690	10,652,993
Capital lease obligations – long-term	800,948	269,307
Long-term debt	10,497,367	9,240,394
Total long-term debt	22,058,005	20,162,694

TOTAL LIABILITIES	117,534,908	94,014,495

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
100,000,000 authorized, none issued and outstanding	-	-
Common stock: $.001 par value; 300,000,000 shares
authorized; 3,274,942 shares issued, 3,047,795 shares
outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(8,847,698)	(6,547,740)
Accumulated other comprehensive loss	(1,897,441)	(3,864,303)
Total Cavico Corp. stockholders’ equity	2,877,774	3,210,870
Noncontrolling interest	15,905,043	15,562,700
Total stockholders' equity	18,782,817	18,773,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,317,725	$112,788,065

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Civil construction	$14,911,691	$13,219,147	$37,412,980	$37,641,074
Mining construction	821,093	851,672	2,833,340	2,983,315
Commercial activities	1,476,891	644,162	3,072,216	1,839,721
Total revenue	17,209,675	14,714,981	43,318,536	42,464,110

Cost of Goods Sold:
Civil construction	14,036,497	11,895,308	31,321,835	31,500,800
Mining construction	661,681	682,653	2,254,405	2,382,433
Commercial activities	1,217,708	582,861	2,570,925	1,375,411
Total cost of goods sold	15,915,886	13,160,822	36,147,165	35,258,644

Gross Profit	1,293,789	1,554,159	7,171,371	7,205,466

Operating Expenses:
Selling expenses	329,863	9,425	499,064	49,666
Bad debt	250,386	-	359,290	-
General & administrative expenses	2,114,334	1,731,260	5,410,591	4,820,348
Total operating expenses	2,694,583	1,740,685	6,268,945	4,870,014

Total income from operations	(1,400,794)	(186,526)	902,426	2,335,452

Other income (expenses):
Gain on disposal of assets	(904)	3,198	15,988	53,528
Other income(expense)	60,712	(2,739)	107,575	(9,293)
Loss on foreign currency exchange	(43,083)	-	(96,775)	-
Gain(loss) on sale of marketable securities	1,286	(380,818)	1,286	(380,818)
Other-than-temporary impairment losses on available-for-sale securities	(978,880)	-	(978,880)	-
Loss on sale of investment	(7,567)	-	(7,567)	-
Interest income	90,655	232,430	320,905	661,183
Interest expense	(692,826)	(1,162,800)	(1,857,361)	(2,133,179)
Total other income (expense)	(1,570,607)	(1,310,729)	(2,494,829)	(1,808,579)

Income (loss) before income taxes and minority interest	(2,971,401)	(1,497,255)	(1,592,403)	526,873

Income taxes (expenses)benefit	86,285	1,758,591	(335,605)	1,115,489

Net income	(2,885,116)	261,336	(1,928,008)	1,642,362

Less net income attributable to noncontrolling interest	281,126	(112,352)	(371,950)	(897,264)

Net income attributable to Cavico Corp.	$(2,603,990)	$148,984	$(2,299,958)	$745,098

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,255,044	610,097	2,530,812	(3,561,896)
Foreign currency translation adjustment	(561,722)	2,438	(443,625)	(300,086)
Comprehensive income (loss)	$(2,191,794)	$873,871	$159,179	$(2,219,620)
Less comprehensive income(loss) attributable to the noncontrolling interest	300,062	(112,352)	(973,277)	(897,264)
Comprehensive income(loss) attributable to Cavico Corp	$(1,891,732)	$761,519	(814,098)	(3,116,884)

Per Share Information:

Weighted average number of common shares outstanding -basic and diluted	3,047,795	2,921,105	3,047,795	2,920,075
Net income per common share-basic and diluted	$(0.85)	0.05	$(0.75)	0.26

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income(loss)	$(1,928,008)	$1,642,362
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,492,175	4,480,824
Changes in provisions	359,290	-
Gain on sale of fixed assets	(15,988)	(53,528	) )
Loss on foreign currency exchange	96,775	-
(Gain)loss on sale of marketable securities	(1,286)	380,818
Other-than-temporary impairment losses on available-for-sale securities	978,880	-
Loss on sale of investment	7,567	-
Stock issued for services	-	84,750
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,155,784)	(8,785,717	) )
Increase in inventory	(1,509,833)	(767,657	) )
Increase in construction work in progress	(11,932,052)	(1,764,566)
Decrease in other assets	93,536	142,566)
Increase in advances from customer	4,709,627	2,763,499
Increase (decrease) in payable to employees	(157,044)	1,060,457
Increase in accounts payables and accrued expenses	8,747,674	(1,008,711)
Net Cash Used in Operating Activities	(6,214,471)	(1,824,903)

Cash Flows from Investing Activities:
Purchase of property , equipment and intangible assets	(5,638,432)	(9,262,159	) )
Purchase of investments in nonconsolidated companies and joint venture	(431,614)	(2,919,505	) )
Proceed from sale of available-for-sale securities	55,229	2,466,748
Proceeds from withdrawals of investments	65,080	180,311
Proceeds from sales of fixed assets	725,726	798,931
Net Cash Used in Investing Activities	(5,224,011)	(8,735,674	) )

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	625,575	2,969,384
Payments of dividend to minority interest	(775,507)	(277,329)
Proceeds from notes payable	63,862,905	51,789,341
Proceeds from notes payable - related parties	57,903	1,578,229
Payments of notes payable	(53,770,243)	(43,909,546	) )
Payments of notes payable- related parties	(55,003)	(1,090,819	) )
Payments of capital leases obligations	(30,788)	(38,733	) )
Net Cash Provided By Financing Activities	9,914,842	11,020,527

Increase(decrease) in Cash	(1,523,640)	459,950

Cash at Beginning of period	3,148,985	1,412,201
Effect of foreign currency translation	50	(47,670)

Cash at End of period	$1,625,395	$1,824,481

Supplemental Cash Flow Information:
Interest paid	$4,586,705	$2,588,659
Taxes paid	$47,924	$48,586

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 and 2008
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports. During the review of the Company’s  registration filing by SEC, the consolidation for the Company’s  subsidiaries with less than 50% ownership was evaluated under FIN46R. Since the final determination was not made, the Company continued to include these subsidiaries in the consolidation.

Results of operations for the interim periods are not indicative of annual results.

The Company

Cavico Corp. and Subsidiaries, (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in November 2004 the name was changed to Agent 155 Media Group, Inc.  In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company(CVJSC), a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam.  Under this purchase agreement, Agent 155, the buyer, transferred 79,000,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company following a 300-to-1 reverse stock split of Agent 155 common stock. On May 2, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which the Company is the primary beneficiary.  The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Profit generated from the entities in which the Company has less than fifty percent ownership shares was 42%  and 25% of total profit for the period ended September 30, 2009 and the year ended December 31, 2008, respectively. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary	as of Sep 30, 2009
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	68%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2009 and December 31, 2008, the Company had a reserve for doubtful accounts of $857,465 and $597,349, respectively.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs  included in work in process were $4,327,952 and $4,235,405 at September 30, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of September 30, 2009 and December 31, 2008, the Company recorded a long term work in process of $5,999,214 and $6,238,430, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of September 30, 2009 and December 31, 2008, the reserves against work in process were $1,100,194 and $843,494 respectively. The Company determined these reserves were sufficient for both short term and long term work in process.

Fair Value of Financial Instruments

The Company establishes a fair value hierarchy based on the inputs used to measure fair value for all assets and liabilities recorded at fair value. At September 30, 2009, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value. All financial assets and liabilities that are reported at fair value are categorized as one of the following types of investments based upon the methodology for determining fair value.

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

Concentration of Customer and Credit Risk

The Company generated 49% and 69% of total revenues from major customers, in the periods ended September 30, 2009 and 2008, respectively. The accounts  receivable balance for these customers at September 30, 2009 and 2008 was $16,120,906 and $15,536,697, respectively.

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

The Company recognizes uncollectible work-in- process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. During the periods ended September 30, 2009 and 2008, the Company recognized $1,304,942 and $1,926,621, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress and the portion the Company does not expect to collect within twelve months is classified as long-term work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customer and the portion of billed to clients in excess of revenue which is not expected to be recognized within twelve months is classified as long-term liability.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $12,001,861 and $2,216,078, respectively as of September 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $443,625 and $300,086 for the nine months ended September 30, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $2,530,812 and unrealized loss of $3,561,896 on investments available for sale for the nine months ended September 30, 2009, and 2008, respectively.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. The reclassifications had no material impact on the Consolidated Financial Statements.

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending September 30, 2009, this date was November 13, 2009.

Recent Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the three and nine month periods ended September 30, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

Effective January 1, 2009, the Company adopted an accounting standard that requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as codified in ASC 260. The adoption of this accounting standard had no impact on the calculation of our earnings per share because the Company has not issued participating securities.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

NOTE 3-   RECEIVABLE – OTHER

Other receivables at September 30, 2009 and December 31, 2008 by major classification were comprised of the following:

	September 30, 2009	December 31, 2008
Advances to employees	$5,746,260	$3,090,109
Prepayments to suppliers	3,002,097	2,354,887
Other short-term receivable	3,934,003	2,046,807
Total	$12,682,360	$7,491,803

The advances to employees consists of salary advances to employees, loans to employees, and advances to employees for business related expenses.  Under Vietnamese culture, some wages to employees are paid during the national holidays and other times of the year. As of September 30, 2009 and December 31, 2008, the related payables to employees were $4,059,880 and $4,220,124. For many of Cavico’s construction employees, accrued wages are paid at the national holidays when workers can return home.  Salary advances are made to these employees during the year for living expenses.

NOTE 4 - INVENTORY

Inventories at September 30, 2009 and December 31, 2008  by major classifications, were comprised of the following:-

	September 30, 2009		December 31, 2008
Goods in transit	$801,397		$679,449
Material and supplies	4,093,163		2,882,793
Tools, instruments	73,808		58,022
Merchandises	651,603		495,842
Reserve	(15,167	)*	(175,338)
Inventory - net	$5,604,804		$3,940,768

*The reserve for inventory was evaluated as of September 30, 2009 based on the analysis of aging and movement of inventory. As a result, the reserve for inventory was reduced by $160,171.  The Company determined that the reserve for inventory is adequate at September 30, 2009.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at September 30, 2009 and December 31, 2008  by major classifications were comprised of the following:

	September 30, 2009	December 31, 2008
Prepaid loan interest	498,129	282,690
Other prepaid expenses	275,405	200,435
Tools and instruments*	1,093,418	484,657
Deductible Value Added Tax	515,955	391,385
Deferred expenses	148,839	-
Other current assets	310,430	243,105
TOTAL	$2,842,176	$1,602,272
*Tools and instruments which do not meet the capitalization policy of over $600 are amortized in 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 to be included in property and equipment which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $1,700,317 and $1,123,295 for the period ended  September 30, 2009 and December 31, 2008, respectively and are  amortized over 2 to 4 years. The remaining non-current prepaid expenses of $734,639 and $1,407,649 as of September 30, 2009 and December 31, 2008 are amortized over 2 to 4 years  based on the benefiting periods. The Company recognized amortization expenses of $1,431,144 and $1,635,801 from these non-current prepaid expenses for the period ended September 30, 2009 and December 31, 2008, respectively and expects to incur $1,803,496 for the 2009 fiscal year.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT VENTURES

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations.  The Company classifies as “Non-marketable investments”  if  the Company has less than a 20% interest and when it does not have the ability to exercise significant influence over the investee.  These investments are in private companies, which carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. As of September 30, 2009, no impairment charge was necessary.

The Company made new investment of $346,086 and $131,591 during the period ended September 30, 2009 and during the year ended December 31, 2008, respectively.

During the year ended December 31, 2008, the Company withdrew its investment of $124,116 in Vietravico as this company was not formed and received the Company’s  investment back. During the period ended September 30, 2009, the Company withdrew its investment of $67,683 in Agriculture Construction Corporation and recorded $7,567 loss on the sale of the investment. There were no sales of investments during the year ended December 31, 2008. During the period ended September 30, 2009, two of our investee, Agribank insurance and Vietnam Power Investment and Development JSC became public and was reclassified to available for sale security.

Investment in companies;

The Company’s investments in companies that are accounted for on the cost method of accounting at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008	Fair Value
1. Agriculture Construction Corporation	$-	$67,739		(a)
2. Tour Zones Investment and Construction JSC *	581,131	581,610	475,774	(d)
3. Vietnam Power Investment and Development JSC *	-	238,389		(f)
4. Mai Son Cement Joint Stock Company	459,067	459,445	903,666	(e)
5. Van Chan Hydropower Company	29,427	29,452		(a)
6. Ha Tay Investment and Development JSC	14,125	14,137		(a)
7. Businessman Culture Development JSC	29,427	29,452		(a)
8. Vietnam Media Financial JSC	117,315	117,412	100,931	(d)
9. VEC Tower JSC	123,006	123,108	123,006	(b)
10. Agribank Insurance	-	235,613		(c)
11. Vietnam Industry Investment and Construction JSC	58,855	58,903		(a)
12. Dong Duong Finance JSC	5,297	5,301		(a)
13. Nam Viet Investment and Consultant JSC	96,541	96,620		(a)
14. Sao Mai-Ben Dinh Petrolium Investment JSC	588,547	589,032	818,854	(d)
15. IDICO Industry Zone Investment Development JSC	8,828	8,835		(a)
17. Vietnam Power Development JSC	58,855	58,903		(a)
18. IDICO Long Son Petrolium Industry Zone Investment	117,709	117,806	158,289	(d)
19. Nhan Tri JSC	23,542	23,561		(a)
20. Minh Viet JSC	73,568	73,629		(a)
21. North and South Investment Development JSC	5,885	5,890		(a)
22. Lilamavico Joint Venture	19,529	19,545		(a)
23. Vietnam Design JSC	15,891	15,904		(a)
24. Song Tranh Hydropower JSC	2,943	2,945		(a)
25. Kasvina JSC	107,834	75,526	189,941	(e)
26. Vietnam Anti-counterfeit and trading promotion JSC	11,771	11,781		(a)
27. Song Thanh Hydropower JSC	29,427	-		(a)
28. Muong Hom Mining JSC	316,659	-	316,659	(b)
28. Others	4,973	4,978		(a)
TOTAL	$2,900,152	$3,065,516

*Related entity by common directors.
(a) For investments under $100,000, the Company reviews all available general financial information to determine if impairment is necessary. It was not practical to measure the fair value.
(b) This amount was invested at the formation of this entity and the entity has had no financial activity; this company is in the process of receiving a license from the government authority.
(c) This company became public in June 2009, quoted under symbol ABI at UPCOM – HaNoi Stock Exchange.
(d) Fair value was calculated using average PE ratios in comparable public companies in the same industry in Vietnam and expected income estimated based on average rate of return on assets and discounted at 40% as these companies were in various stages of startup.
(e) Fair value was calculated using average PE ratios in comparable public companies in the same industry in Vietnam and expected income estimated based on average rate of return on equity discounted at 40%  as this company is in the development phase. Using average rate of return on assets in the comparable companies resulted in higher fair value.
(f) This company became public in September 2009, quoted under symbol VPC at UPCOM – HaNoi Stock Exchange.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

September 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$811,233	$2,978,690	$-	$3,789,923

Available- for- sale securities consisted of the following at September 30, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$60,000	$60,000	$-
Habubank Stock	620,000	603,113	603,113	-
Vinavico	470,200	667,876	751,233	83,357
Vietnam Growth Investment Fund (VF2)	2,000,000	1,194,750	962,033	(232,717)
Military Bank Stock	391,207	839,107	703,444	(135,663)
Military Bank Bond	85,300	75,299	153,119	77,820
Agribank Insurance	400,000	235,419	339,003	103,584
Vietnam Power Investment and Development	389,194	238,192	217,978	(20,214)
Total Securities		$3,913,756	$3,789,923	$(123,833)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at September 30, 2009.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  Based on the evaluation of the securities’ fair value, the Company wrote down $40,000 for Providential Holdings, Inc and $938,880 for Habubank Stock as these reductions appeared to be other than temporary as these securities were in unrealized loss position for more than 12 months. These impairment changes were recognized in the consolidated statement of operations.  The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the period ended September 30, 2009, the Company sold 30,000 shares of Military Bank and  10,000 shares of Habubank. The company recorded $1,286  gain on the sale of the securities.
Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rate of 10.5%, maturity dates ranging from October 27, 2009** to August 24, 2010 .	$5,766,040	$5,927,960

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 15, 2010 and June 25, 2012	155,965	1,520,841

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 10.5%, matures on June 11, 2010	3,992,400	3,571,408

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment,, annual interest rate of 10.5%, matures on September 28, 2012	108,881	-

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates of 10.5%, maturity dates ranging from October 9, 2009** to July 8, 2010.	6,054,886	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	779,358	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 10.5%, matures on June 28, 2010 and July 14, 2010.	1,124,319	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 15%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	2,991,228	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,059,914	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rate of 10.5%, maturity dates ranging from January 22, 2010 to July 31, 2010.	14,593,367	11,807,997

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 10.5% to 14.16%, maturity dates ranging from October 25, 2010 to April 14, 2014.	2,099,302	1,855,925

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 15%, matures on December 17, 2009.	-	493,756

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 10.5%, matured on August 20, 2009 (in default and extension in process to November 30, 2009) and October 12, 2009.	85,168	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	40,786	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on April 24, 2010 and May 25, 2010	4,971,203	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	3,558,017	3,402,941

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	95,835	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	543,442	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 10.5%, matures on June 10, 2010	4,414	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 10.5%, matures on September 14, 2012	30,134	37,845

Notes payable to Vinashin Financial Company, unsecured, annual interest rate of 10.5%, matures on January 7, 2010.	588,547	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	529,692	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010	63,794	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 9.6%, matures on January 3, 2010.	1,177,094	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on November 10, 2009.	509,099	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate of 10.5%, matures dates ranging from December 25, 2009 to August 30, 2010	7,464,583	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011 and July 31, 2012.	1,077,897	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 10.5%, matures on November 21, 2009	411,586	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 16, 2009	45,188	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rates of 15.2% and 10.5%, matures on October 27, 2011 and April 3, 2012.	82,509	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on November 25, 2009 and July 20, 2011.	49,410	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	67,612	-

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on February 23, 2009 and June 26, 2010.	1,991,631	-

Notes payable to AnBinh Securities JSC, secured by Military bank stock, annual interest rate of 10.5%, matures on December 24, 2009	225,989	-

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, matures on January 21, 2010	588,547	-

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5%, matures on July 4, 2010 and September 23, 2012	194,220	-

Notes payable to Marintime Bank – Cau Giay, secured by machinery, annual interest rate of 10.5%, matures on March 23, 2010	47,084	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,840,611	4,530,620
Total Notes Payable	$69,009,752	$59,381,463

Short-term note payable and current portion of LT notes, weighted average interest rates of 10.9% for nine months of 2009 and 15.1% for nine months of 2008	58,512,385	50,141,069

Long-term notes payable	$10,497,367	$9,240,394

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off after the period end.

Future maturities on long-term debt as of September 30 are as follows:

2010	$58,512,385
2011	4,170,046
2012	3,246,096
2013	1,892,705
2014	292,486
2015	896,034
$69,009,752

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $26,445 and $361,366 and advances receivable of $440,855 and $727,230 from various officers and directors of the Company as of September 30, 2009 and December 31, 2008, respectively. The loans and advances to officers were made with no interest, not secured and due on demand.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.

The Company had other payables of $18,079 and $20,520 to officers and directors of the Company as of September 30, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $211,394 and $208,667 as of September 30, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company had no stock issuance for nine months ended September 30, 2009.

The following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

			Accumulated
	Comprehensive Income (loss)	Retained Earnings	Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance	$-	$(6,547,740)	$(3,864,303)	$3,048	$13,619,865	$15,562,700	$18,773,570

Reclassification of unrealized loss from Noncontrolling interest in the prior year	-	-	481,002	-	-	(481,002)	-
Net income	(1,928,008)	(2,299,958)	-	-	-	371,950	(1,928,008)
Sale of share from noncontrolling interest						625,575	625,575
Dividend paid to noncontrolling interest						(775,507)	(775,507)
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	2,530,812	-	2,008,705	-	-	522,107	2,530,812
Foreign currency translation adjustment	(443,625)	-	(522,845)	-	-	79,220	(443,625)
Ending balance	$159,179	$(8,847,698)	$(1,897,441)	$3,048	$13,619,865	$15,905,043	$18,782,817

NOTE 11- SEGMENT REPORTING

The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the nine months period ended September 30, 2009:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total
Sales	$37,412,980	$2,833,340	$3,072,216	$-	$43,318,536
Operating income/(loss)	3,129,756	416,851	(443,096)	(2,201,085)	902,426
Total Assets	91,246,192	10,066,566	6,970,044	28,034,923	136,317,725
Capital Expenditure	5,182,090	157,860	291,155	7,327	5,638,432
Interest Income	-	-	-	320,905	320,905
Interest Expense	217,875	118,064	424,261	1,097,161	1,857,361
Depreciation/Amortization	3,857,114	404,295	57,010	173,756	4,492,175

Following is a summary of segment information for the nine months period ended September 30, 2008:

	Civil	Construction	Commercial
	Construction	Mining	Activities	Unallocated	Total
Sales	$37,641,074	$2,983,315	$1,839,721	$-	$42,464,110
Operating income/(loss)	3,587,914	438,173	86,530	(1,777,165)	2,335,452
Total Assets	76,710,322	8,458,067	3,181,083	19,857,065	108,206,538
Capital Expenditure	8,016,912	348,513	939	895,795	9,262,159
Interest Income	-	-	-	661,183	661,183
Interest Expense	462,804	389,887	255,779	1,024,709	2,133,179
Depreciation/Amortization	4,043,332	410,411	18,290	8,791	4,480,824

NOTE 12 – PUBLIC OFFERING

On July 27, 2009, the Company submitted a Stock Split Request form with the Financial Industry Regulation Authority (“FINRA”) to request approval for a 40-for-one reverse stock split and become effective.

On May 22, 2009, the Company filed a registration statement for public offering of 3,571,428 shares of common stock at $5.60 per share. Immediately prior to the effectiveness of the registration statement, the Company plans to designate and grant for no monetary consideration 1,200,000 shares of Class A Preferred Stock, $0.001 par value, to the directors and management of the Company. Each share of Class A Preferred Stock is convertible into one share of the Company’s common stock at the option of the holders thereof at any time that the closing market price of our common stock is greater than $7.50 for more than five consecutive days. The right to convert shares of Class A Preferred Stock into common stock will expire on the second anniversary of the issuance of the Class A Preferred Stock. On such second anniversary, each share of Class A Preferred Stock will be redeemed by the Company at  its par value. The Company will classify this Preferred Stock as permanent equity as the redemption feature is immaterial to be recorded as a liability per US GAAP, specifically, as a financial instrument issued in the form of shares that is mandatorily redeemable, that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. The pro forma earning per share impact of the expected issuance of the convertible Class A Preferred Stock included as compensation expense using a price of $5.60 per share is as follows;

	Actual			Proforma
	September 30, 2009		December 31, 2008	September 30, 2009
Net loss attributable to Cavico Corp.	$	(2,299,958)	$61,309	$(9,019,958)
Weighted average common shares		3,047,795	2,919,045	4,247,795
Net Income per common share-basic & diluted		$(0.75)	$0.02	$(2.12)

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “CAVO”

As of September 30, 2009, the registration statement is not effective and waiting for an approval from SEC.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary	As of Sep 30, 2009
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	26%
Cavico Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	68%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	38%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

The Company recognizes uncollectible work-in-process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. During the periods ended September 30, 2009 and 2008, the Company recognized $1,304,942 and $1,926,621, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress and the portion the Company does not expect to collect within twelve months is classified as long-term work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customer and the portion of billed to clients in excess of revenue which is not expected to be recognized within twelve months is classified as long-term liability.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $12,001,861 and $2,216,078, respectively as of September 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

We report and display comprehensive income and its components in a full set of general-purpose financial statements.

Foreign Currency Translation

We account for translation of foreign currency in accordance with US GAAP.  The resulting translation adjustments are reported under other comprehensive income and gains and losses resulting from foreign currency transactions are reflected in the income statement.

Results of Operations

Results of operations for the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008.

During 3 months of the year 2009, we started the construction of a new project Dakrink Hydropower-quarry works and tunnels works which started in August 2009.

Total  Sales

We generated $17,209,675 in net sales during the three-months ended September 30, 2009 compared to $14,714,981 during the same period ended September 30, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction increased by $1,692,544 or 13% to $14,911,691 for the three-months ended September 30, 2009 from $13,219,147 for the same period in 2008. This increase was due to net sales from several new projects such as Ta Trach, Dambri, Ngan Truoi and Huana projects as the progress billings upon completion on these projects are made. The Company’s net sales from mining construction decreased by $30,579 or 4% to $821,093 for the three-months ended September 30, 2009 from $851,672 for the same period in 2008. This was due to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $832,729 or 129% to $1,476,891 for the three-months ended September 30, 2009 from $644,162 for the same period in 2008. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction and Algeri which is a service contract in the three-months ended September 30, 2009 compared to the same period of 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri	Nui Beo
Revenue	$1,481,442	$2,465,026	$570,073	$703,146	$1,532,391	$821,093
Cost of goods sold	1,594,368	2,279,481	772,143	650,302	1,200,929	661,681
Gross profit	(112,926	185,545	(202,070)	52,844	331,462	159,412
Gross profit %	(8)%	8%	(35)%	8%	22%	19%

2008
Revenue	$3,748,616	$2,474,071	$990,842	$776,488	$477,717	$851,672
Cost of goods sold	3,706,813	1,820,473	676,318	641,992	328,220	682,653
Gross profit	41,803	653,598	314,524	134,496	149,497	169,019
Gross profit %	1%	26%	32%	17%	31%	20%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000	19,970,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010	2006-2010

As each of these projects is in the final years of construction, the revenues have been reduced while expenses incurred to complete the projects have increased due to costs of withdrawing machinery and completing engineering work. As these projects are completed, they will be replaced by other projects such as Ta Trach, Dambri, Ngan Truoi and Huana. Revenues in the third quarter of the year 2009 decreased compared to the same period last year whereas the cost of goods sold of these projects increased significantly compared to the same period last year. This caused the material decreases in profit margin for all of the above projects.

Comparisons for Major Projects

Buon Kuop:

The revenues from Buon Kuop Project decreased by $2,267,174 or 60% to $1,481,442 during the three-months ended September 30, 2009 compared to the same period in 2008.  Revenues for the year ending December 31, 2009 for the Buon Kuop Project are anticipated to be approximately $2.8 million as the project is being completed.  The cost of goods sold from Buon Kuop project decreased by $2,112,445 or 57% during the three-months ended September 30, 2009 compared to the same period in 2008.  The percentage of cost of good sold to sales was increased to 108% in 2009 compared to 99% in 2008.  The gross profit from Buon Kuop project decreased by $154,729 or 370% for the three-months ended September 30, 2009 compared to same period in 2008 as the project is being completed. The loss in the gross profit by 8% for the three-months ended September 30, 2009 was a result of the project reaching the final stage in 2009 to concrete lining of the tunnel which requires high materials costs and labor costs compared to net sales.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project slightly decreased by $9,045 to $2,465,026 for the three-months ended September 30, 2009 compared to the same period in 2008 and revenue for the year ending December 31, 2009 is anticipated approximately $10.7 million.  The cost of goods sold from A Luoi Tunnel project increased by $459,008 or 25% for the three-months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project increased to 92% in the three-months ended September 30, 2009 compared to 74% for the same period in 2008.  The gross profit from A Luoi Tunnel decreased by $468,053 in the three-months ended September 30, 2009 or 72% over the same period in 2008. The gross profit percentage for this project decreased from 26% to 8%.  The Company encountered 900 meters long of tunnel excavation with worse geological condition than expected. The lower production caused lower revenue and higher cost of goods sold rate per revenue. The Company recognize the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional work related to the the geological changes.

Buon Tua Srah

The revenues from Buon TuaSrah Project decreased by $420,769 or 42% for the three months ended September 30, 2009 compared to the same period in 2008 as the project was in the final stage in the third quarter of 2009 and the Company anticipates approximately $2.6 million for the year ending December 31, 2009.  The cost of goods sold from Buon TuaSrah project increased by $95,825 or 14% for the three-months ended September 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project increased to 135% in 2009 compared to 68% in 2008.  The gross profit from Buon TuaSrah decreased by $516,594 or 164% in the three-months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for this project decreased from 32% to 35% as a loss.

Dong Nai 4

The revenues from Dong Nai 4 Project decreased by $73,342 or 9% for the three-months ended September 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $2.9 million in revenue for the year ending December 31, 2009. The cost of goods sold from Dong Nai 4 project increased by $8,310 or 1% for the three-months ended September 30, 2009 compared to same period in 2008. The cost of goods sold increased since the project started its concrete lining work from the second quarter this year combined with the tunnel excavation. The percentage of cost of goods sold to sale for this project increased to 92% in 2009 compared to 83% in 2008. The cost of goods sold to sale percentage for tunnel excavation is lower than the percentage of cost of goods sold to sale for concrete lining due to higher material cost in concreting work with lower profit margin compared to excavation. This trend will continue to the end of the project. The gross profit from Dong Nai 4 project was decreased by $81,652 or 61% in the three-months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for Dong Nai 4 project decreased from 17% to 8% in the three months ended September 30, 2009 compared to the same period in 2008.

Algeri Project

The revenues from Algeri Project increased by $1,054,674 or 221% for the three-months ended September 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $4.5 million in revenue for the year ending December 31, 2009.  The cost of goods sold from Algeri project increased by $872,709 or 266% for the three-months ended September 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was increased to 78% in 2009 compared to 69% in 2008.  The gross profit from Algeri project increased by $181,965 or 122% in the three-months ended September 30, 2009 compared to the same period in 2008. This increase in gross profit is due to an increase in revenue in the three-months ended September 30, 2009 since this project started in 2008. The gross profit percentage to sales for Algeri project decreased from 31% to 22% in the three-months ended September 30, 2009 compared to the same period in 2008.

Nui Beo

The revenues from Nui Beo Project decreased by $30,579 or 4% for the three-months ended September 30, 2009 compared to the same period in 2008.  The revenue at this project decreased since mining construction works in Nui Beo is being reduced every year from 2008 until it stops open-cut mining operation by the year 2015. The Company anticipates approximately $3.4 million in revenue for the year ending December 31, 2009.  The cost of goods sold from Nui Beo project decreased by $20,972 or 3% for the three-months ended September 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project slightly increased to 81% in 2009 compared to 80% in 2008.   The gross profit from Nui Beo project slightly decreased by $9,607 or 6% in the three-months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sale for Nui Beo project decreased from 20% to 19% in the three-months ended September 30, 2009 compared to the same period in 2008.

Total Cost of  Goods Sold

Costs of goods sold were $15,915,886 and $13,160,822 for the three-months ended September 30, 2009 and 2008, respectively. Cost of goods sold includes capitalization of interest expenses of $403,210 and $700,886 for the three-months ended September 30, 2009 and 2008, respectively.

Cost of goods sold (without capitalization of interest expenses) increased by $3,052,740 or 24% to $15,512,676 for the three-months ended September 30, 2009 from $12,459,936 for the same period in 2008. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales increased by 5% to 90% for the three-months ended September 30, 2009 from 85% of sales for the same period in 2008.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to the inflation which caused approximately 7% price increase in three months ended September 30, 2009 compared to the same period in 2008.

Company’s cost of goods sold for civil construction for the three-months ended September 30, 2009 was $14,036,497, of which as a percentage of sales increased by 4% to 94% for the three-months ended September 30, 2009 from 90% of sales for the same period in 2008. Company’s cost of goods sold from mining construction for the three-months ended September 30, 2009 was $661,681, of which as a percentage of sales increased by 1% to 81% in 2009 from 80% of sales for the same period in 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended September 30, 2009 was $1,217,708 of which as a percentage of sales decreased  by 8% to 82% in 2009 from 90% for the same period in 2008. This due to net sales increase as discussed above.

Total Gross Profit

Gross profit for the three-months ended September 30, 2009 was $1,293,789 or 7.5% of sales compared to $1,554,159 or 10.6% of sales for the three-months ended September 30, 2008. The decrease in gross profit was primarily due to lower rate of increase in net sales than increase in cost of goods sold. The decrease in gross profit was primarily from  civil construction which decreased $448,645 from $1,323,839 to $875,194. The gross profit percentage for net sales in civil construction decreased to 6% in the three-months ended September 30, 2009 compared to 10% in 2008 and the gross profit percentage for net sales in mining construction was 19% compared to 20% in the same period in 2008, These decreases in gross profit percentages resulted from decreases in the gross profit percentages of our major projects as explained below. The gross profit from commercial activities increased by $197,882, as a percentage to sale increased from 10% to 18%. This increase is mainly due to an increase in demand of construction materials as Vietnam’s economy is recovering.

Operating Expenses

The company’s general and administrative costs for the three-months ended September 30, 2009 were $2,114,334 compared to $1,740,685 for the same period in 2008, with an increase of $373,649. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $298,940 to $992,173 for the three-months ended September 30, 2009 from $693,233 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $36,577 to $389,058 for the three-months ended September 30, 2009 from $352,481 for the same period in 2008.

•
Selling expenses increased by $320,438 to $329,863 for the three-months ended September 30, 2009 from $9,424 for the same period in 2008 due to a 130%  increase in trading business compared to same period in the prior year.

•	Other administration cost of subsidiaries increased by $47,557 to $733,103 for the three-months ended September 30, 2009 from $685,546 for the same period in 2008.

The company increased bad debt expense of $250,386 for three-months ended September 30, 2009 as the Company increased the reserves on work-in-process and accounts receivable and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased by $259,878 to $1,570,607 for the three-months ended September 30, 2009 from $1,310,729 for the three-months ended September 30, 2008. This increased in other expense in 2009 is mainly due to decrease in interest expense by $469,974 and decrease in loss on sale of marketable securities by $382,104  offset by other than temporary impairment losses on marketable securities of $978,880 and  loss on foreign currency exchange of $43,083 recorded for the three months ended September 30, 2009 compared to none in the comparable prior period. The Company recognized losses on available-for-sale securities for Habubank and providential Holdings Inc. as their reduced values were determined as other than temporary. This foreign currency exchange loss relates to re-measurement of debts in different currencies. Other expenses also includes loss from disposal of fixed assets of $904, gain on sale of marketable securities of $1,286 and other-than-temporary impairment losses on  available-for-sale securities of $978,880, loss from sale of investment of $7,567 and interest income of $90,655 for the three-months ended September 30, 2009 compared to gain from disposal of fixed assets of $3,198, loss on marketable securities of $380,818 and interest income of $232,430 for the same period in 2008. Other income during the three-months ended September 30, 2009 was $60,712 compared to expense of $2,739 for the same period in 2008.

Interest expenses excluding capitalized interest decreased by $469,974 to $692,826 for the three-months ended September 30, 2009 from $1,162,800 for the same period in 2008.

Net Income

The Company had net loss of $2,885,116 and net income of  $261,336 for the three-months ended September 30, 2009 and 2008, respectively. Included in the net income was the tax benefit of $86,285 in the period ended September 30,2009 compared to $1,758,591 for the same period in 2008. The net loss for the Company excluding net loss attributable to non-controlling interest was $2,603,990 compared to net income of $148,984 for the same period in 2008.

The net income(loss) per share was ($0.85) and $0.05  for the three-months ended September 30, 2009  and 2008, respectively.

Results of operations for the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008.

During 9 months of the year 2009,  we started the construction of 8 new projects,  namely, Song Giang 2 Hydropower- tunnel works ( Jan 2009 ), Theun Hin Boun Hydropower-tunnel works ( Feb 2009), Ta Trach Reservoir and Hydropower-tunnel works ( March 2009 ), Hua Na Hydropower-tunnel works ( March 2009 ) Da Ban Hydropower-dam works ( June 2009 ), Ngan Truoi Reservoir and Hydropower-dam and tunnel works ( June 2009 ), Nho Que 3 Hydropower-tunnel works ( June 2009 ), Dakrink Hydropower-quarry works and tunnels works ( August 2009 ).

Total  Sales

We generated $43,318,536 in net sales during the nine months ended September 30, 2009 compared to $42,464,110 during the nine months ended September 30, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction decreased by $228,094 or 1% to $37,412,980 for the nine months ended September 30, 2009 from $37,641,074 for the same period in 2008. This was due to the starting of new projects in nine months ended September 30, 2009 such as Ta Trach, Dambri, Ngan Truoi and Huana project. The net sales increased in quarter ended September 30, 2009 and are expected to continue increase in next quarters as the progress billings upon completion on these projects are made. Company’s net sales from mining construction decreased by $149,975 or 5% to $2,833,340 for the nine months ended September 30, 2009 from $2,983,315 for the nine months ended September 30, 2008. This was due principally to a reduction in mining activity in the Nui beo mine and the redeployment of some of our equipment from that mine to other civil engineering projects (primarily new hydro power construction projects resulting in higher revenues) based on the Company’s expectation that the size of that project would decrease at the annual rate of 10% to 20% as stipulated in the agreement with the owner of the mine. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $1,232,495 or 67% to $3,072,216 for the nine months ended September 30, 2009 from $1,839,721 for the nine months ended September 30, 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral and an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction in the nine months of 2009 compared to 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri	Nui Beo
Revenue	$2,679,810	$6,235,690	$2,418,922	$2,346,811	$3,797,948	$2,833,340
Cost of goods sold	2,726,980	5,191,708	2,488,606	2,008,783	3,004,674	2,254,405
Gross profit	(47,170)	1,043,982	(69,686)	338,028	793,274	578,935
Gross profit %	(2)%	17%	(3)%	14%	21%	20%

2008
Revenue	$6,811,107	$6,137,913	$3,057,630	$1,453,921	$1,053,978	$2,983,315
Cost of goods sold	6,462,898	4,677,629	2,619,762	1,219,082	798,620	2,382,433
Gross profit	348,209	1,460,284	437,868	234,839	255,358	600,882
Gross profit %	5%	24%	14%	16%	24%	20%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000	19,970,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010	2006-2010

Comparisons for Major Projects

Buon Kuop:

The revenues from Buon Kuop Project decreased by $4,131,297 or 61% to $2,679,810 during the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease is due to the project entering its final stages as it is being completed.   The cost of goods sold from Buon Kuop project decreased by $3,735,918 or 58% during the nine months ended September 30, 2009 compared to the same period in 2008.  The percentage of cost of good sold to sales was increased to 102% for nine months ended September 30, 2009 compared to 95% in 2008. The gross profit from Buon Kuop project decreased by $395,379 or 114%, and as a percentage to sales from 5% to 2% as loss for the nine months ended September 30, 2009 compared to 2008 as the project was reaching final stage in 2009. The gross profit percentage to sales for Buon Kuop project decreased from 5% to 2% as loss.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $97,777 or 2% to $6,235,690 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as the project progressed further in 2009 The cost of goods sold from  A Luoi Tunnel project increased by $514,079 or 11%  for the nine months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project increased to 83% in the nine months ended September 30, 2009 compared to 76% in 2008. The gross profit from A Luoi Tunnel decreased by $416,302 for the nine months ended September 30, 2009 or 29% over the same period in 2008 as the project progressed further in 2009 and increased cost of goods sold. The gross profit percentage to sales for A Luoi Tunnel project decreased from 24% to 17%.  During the nine months of 2009, the Company encountered 900 meters long of tunnel excavation with worse geological condition than expected. Under the weak and unstable rock condition, the Company has constructed 900 meters of tunnel with steel rips, wire mesh, shotcreting, rock bolting and concrete supporting with average progress of 25 meters excavated per month compared to previous normal average progress of 120 meters excavated per month. The lower production causing lower revenue and higher cost of goods sold rate per revenue. The Company recognize the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional work related to the this geological changes.

Buon Tua Srah

The revenues from Buon TuaSrah Project decreased by $638,708 or 21% to $2,418,922 for the nine months ended September 30, 2009 compared to the same period in 2008 since this project reached the final stage in the last quarter of 2009. The cost of goods sold from Buon TuaSrah project decreased by $131,156 or 5% for the nine -months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was increased to 103% in 2009 compared to 86% in 2008. The gross profit from Buon TuaSrah decreased by $507,552 or 116% in the nine -months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sale decreased from 14% to 3% as loss for Buon TuaSrah project.

Dong Nai 4

The revenues from Dong Nai 4 Project increased by $892,890 or 61% to $2,346,811 for the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to changed stage in preparing for tunnel construction. The cost of goods sold from Dong Nai 4 project increased by $789,701 or 65% for the nine months ended September 30, 2009 compared to 2008. The cost of goods sold increased since the project started its concrete lining works from 2nd quarter this year combined with tunnel excavation. The 25 percentage of cost of good sold to sales for this project was increased to 86% in 2009 compared to 84% in 2008. The cost of goods sold to sale percentage for the tunnel excavation is lower than the percentage of cost of goods sold to sale for concrete lining due to higher material cost in concreting work with lower profit margin compared to excavation. This trend will continue to the end of the project. The gross profit from Dong Nai 4 project was increased by $103,189 or 44% in the nine months ended September 30, 2009 compared to the same quarter in 2008. This increase is due to changed stage in preparing for tunnel in 2009. The gross profit percentage to sale decreased from 16% to 14% for Dong Nai 4 project.

Algeri Project

The revenues from Algeri Project increased by $2,743,970 or 260% to $3,797,948 for the nine months ended September 30, 2009 compared to  the same period in 2008  This increase was due to an increase  of manpower to Algeri from 190 people in 2008 to 565 people in 2009 The cost of goods sold from Algeri project increased by $2,206,054 or 276% for the nine months ended September 31, 2009 compared to 2008.  The percentage of cost of goods sold to sales for this project was increased to 79% in 2009 compared to 76% in 2008 because at the end of the year 2008 and during 9 months of year 2009, the Company increased wages for the manpower in this project by 8%.  The gross profit from Algeri project was increased by $537,916 or 211% in the nine months ended September 30, 2009 compared to the same period in 2008. This increase was due to an increase of manpower to Algeri from 190 people in 2008 to 565 people in 2009. The gross profit percentage to sale decreased from 24% to 21% for Algeri project

Nui Beo

The revenues from Nui Beo Project decreased by $149,975 or 5% to $2,833,340 for the nine months ended September 30, 2009 compared to the same period in 2008. The revenue at this project is decreased since mining construction works in Nui Beo is being reduced every year from 2008 until it stops open-cut mining operation by the year 2015.  The cost of goods sold from Nui Beo project decreased by $128,028 or 5% for the nine months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sale for this project was 80%  in both  periods ended September 30, 2009 and 2008. The gross profit from Nui Beo project decreased by $21,947 or 4% in the nine months ended September 30, 2009 compared to the same quarter in 2008. The gross profit percentage to sale for Nui Beo project was 20% in the nine months ended September 30, 2009 and 2008.

Total Cost of  Goods Sold

Costs of goods sold were $36,147,165 and $35,258,644 for the nine months ended September 30, 2009 and 2008, respectively.  Cost of goods sold includes capitalization of interest expenses of $2,552,020 and $2,543,845 for the nine months ended September 30, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) increased by $880,346 or 3% to $33,595,145 for the nine months ended September 30, 2009 from $32,714,800 for the same period ended September 30, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 1% to 78% for the nine months ended September 30, 2009 from 77% of sales for the same period in 2008. The slightly increase of cost goods sold from civil construction and mining as a percentage of sales was due to the rate of inflation in nine months ended September 30, 2009 was 7.64% compare with same period in 2008.

Company’s cost of goods sold for civil construction for the nine months ended September 30, 2009 and 2008 were $31,321,835and $31,500,800of which as a percentage of sales was 84%  for both nine months ended September 30, 2009 and 2008. Company’s cost of goods sold from mining construction for the nine months ended September 30, 2009 and 2008 were $2,254,405 and $2,382,433, of which as a percentage of sales was 80% for both nine months ended September 30, 2009 and 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the nine months ended September 30, 2009 was $2,570,926, of which as a percentage of sales increased  by 9% to 84% for the nine months ended September 30, 2009 from 75% for the same period in 2008. This is due to net sales increased as disclosed above.

Total Gross Profit

Gross profit for the nine months ended September 30, 2009 was $7,171,371 or 17% of sales compared to $7,205,466 or 17% of sales for the nine months ended September 30, 2008. The slight decrease in gross profit was primarily due to a decrease in gross profit of $49,129 from civil construction from $6,140,274 to $6,091,145 in the nine months of 2008 and 2009, respectively. The gross profit percentage to sale in civil construction was 16% in the nine months ended September 30, 2009 and 2008. The gross profit of $578,935 and as a percentage to sale in overall mining construction was 20% for the nine months ended September 30, 2009 compared to $600,882 or 20% in the same period in 2008. These increases in gross profit percentages were explained below by analyzing comparisons in major projects. The gross profit from commercial activities increased by $36,981, as a percentage to sale decreased from 25% to 16%. This decrease is mainly due to smaller price increase compared to higher cost increase in the nine months of 2009 compared to the same period of 2008.

Operating Expenses

The company’s operating  expenses for the nine months ended September 30, 2009 were $6,268,945 compared to $4,870,014 for the same period in 2008, with an increase of $1,398,931. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $321,428 to $2,247,956 for the nine months ended September 30, 2009 from $1,926,528 for the same period in 2008.

•	Rent expenses increased by $63,202 to $353,181 for the nine months ended September 30, 2009 from $289,979 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $199,226 to $1,068,696 due to registration filing related to fund raising activities for the nine months ended September 30, 2009 from $869,470 for the same period in 2008.

•	Selling expenses increased by $449,398 to $499,064 for the nine months ended September 30, 2009 from $49,666 for the same period in 2008 due to significant increase in trading activities

•	Other administration cost of subsidiaries decreased by $6,387 to $1,740,758 for the nine months ended September 30, 2009 from $1,734,371 for the same period in 2008.

The company recorded bad debt expense of $359,290 for nine months ended September 30, 2009 as the Company increased the reserves on work-in-process and accounts receivable and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased  by $686,250 to $2,494,829 for the nine months ended September 30, 2009 from $1,808,579 for the nine months ended September 30, 2008. This increase in other expense in 2009 is mainly due to a decrease of loss on sale of marketable securities by $382,104 to $1,286 as gain for the nine months ended September 30, 2009 compared to $380,818 as loss for the same period in 2008 and other-than-temporary impairment losses on  available-for-sale securities of $978,880 for the nine months ended September 30, 2009 compared to none in 2008. The Company recognized losses on available-for-sale securities for Habubank and providential Holdings Inc. as their reduced values were determined as other than temporary.  Other income also includes gain from disposal of fixed assets of $15,988 and loss from sale of investment of $7,567 for the nine months ended September 30, 2009 compared to $53,528 in gain from disposal of fixed assets  for same period in 2008. Other income during the nine months ended September 30, 2009 was $107,575 compared to $9,293 as expenses for the same period in 2008. In addition, loss on foreign currency exchange of $96,775 was recorded for the nine months ended September 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expense excluding capitalized interest decreased by $275,818 to $1,857,361 for the nine months ended September 30, 2009 compared to $2,133,179 in the same period in 2008 which was offset by decrease in interest income by $340,278 to $320,905 for the nine months ended September 30, 2009 compared to $661,183 in 2008.

Net Income

The Company had net loss of $1,928,008 and net income of $1,642,362 for the nine months ended September 30, 2009 and 2008, respectively. Included in the net income was the tax expenses of $335,605 in the period ended September 30,2009 compared to the tax benefit of $1,115,489 for the same period in 2008. The net loss for the Company excluding net income attributable to non-controlling interest was $2,299,958 compared to net income of $745,098 for the same period in 2008.

The net income(loss) per share was ($0.75) and $0.26 for the nine months ended September 30, 2009  and 2008, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of September 30, 2009 increased by $688,379 to $20,970,388 compared to $21,658,767 as of December 31, 2008 as current assets increased less than the increase in current liabilities.  As of September 30, 2009, long-term retention receivables and long-term work in process totaled $21,408,788. As of September 30, 2009, the Company had $1,625,395 in cash, accounts receivable of $11,632,833, an inventory of $5,604,804, construction work in progress of $35,861,724, investment available for sale of $3,789,923 and other current assets of $2,842,176. Our current accounts receivable was increased by $2,448,494 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our inventory as of September 30, 2009 was increased by $1,664,036 and construction work in progress increased by $11,739,759 from the prior year end. These increases were due to an increase in work in progress from new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	Sep. 30, 2009	Dec. 31, 2008
Accounts receivable -trade- net	$11,632,833	$9,184,339
Receivable - other	12,682,360	7,491,803
Work in process	35,861,724	23,815,865
Receivables and advances from related parties	467,300	1,088,596
Long-term retention receivables	15,409,574	14,933,897
Long-term work in process	5,999,214	6,238,430

Accounts receivable - trade are generated from civil construction and mining construction projects as well as from our other commercial activities.  As of September 30, 2009, over 84% of our accounts receivable have been outstanding for less than nine months.  Reserves for uncollectable amounts, which management believes are sufficient are based on past experience and a specific analysis of the accounts, although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2009, the Company had a reserve for doubtful accounts of $857,465 of which $407,743 was reserved for accounts receivable - trade and $449,722 for long-term receivable.  Our trade accounts receivable as a percentage of quarterly sales decreased from 78% as of June 30, 2009 to 68% as of September 30, 2009. This was due to more payments received in the second quarter of 2009 compared to second quarter of 2009 as a seasonal variance.  Approximately 16% of accounts receivable-trade over six months old as of September 30, 2009 are not past due pursuant to the payment terms.  Many of our construction contracts (e.g., Buon Kuop, Ban ve, Dong Nai 3, Dong nai 4, Bac binh) were granted by the Government of Vietnam.  Pursuant to the contract, we are paid based on actual cost plus profit.  We believe that these receivables will be collected from the government agencies for which we are working. The payment delays are just due to the procedures of submission for approval from related authorities.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $5,746,260 of advances, $3,002,097 of prepayments to suppliers and $3,934,003 of short-term receivables.  These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.  As of September 30, 2009, over 81% of receivable-other have been outstanding for less than six months.  The Company expects to collect amounts due and this expectation is supported by past history

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. For starting of new projects, we need to build all temporary facilities for the construction projects such as temporary service roads in construction site, house and camp, workshop and motor pool, etc. Since these works do not have separate rate but was calculated including in the contract’s Bill of Quantity unit rate, the expenses related to mobilization and temporary facility construction were included in work in process. As a result of 8 new projects started in 2009, our work in process increased significantly in the nine months period ended September 30, 2009. The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and Ta Trach Dam project, which total $11,470,076 in work in process at September 30, 2009.  All three projects are current in their payments and there are no known disputes regarding the work performed to date.  Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of September 30, 2009, the reserves against work in process were $1,100,194.  For the current work in process, over 53% of the work in process is less than six months old at September 30, 2009.  Long-term work in process is $5,999,214 and $,6,238,430 as of September 30, 2009 and December 31, 2008, respectively, approximately 4% of our assets.  The long-term work in process will be billed and collected after the project owner certifies the work.  The Company is not currently aware of any factors that would cause the ultimate timing of collections to change.  The Company has determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand.  The Company had loans receivable in the amounts of $26,445 and advances of $440,855 as of September 30, 2009.  At September 30, 2009, over 95% of receivables and advances from related parties are less than one year old.

Long term retention receivable has a balance of $15,409,574at September 30, 2009.Construction contracts include a two to three year warranty period that is part of the construction contract. At September 30, 2009, over 69% of the long-term retention receivables are less than two years old.  Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract.  The portion of revenue related to retentions ranges from 5% to 15% depending on each contract and is not recognized until the retention period has expired.  The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project, which total $7,627,614 of the long-term retention receivable balance.  All three projects are current in their payments and there are no known disputes regarding the work performed to date.  For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009.  Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million.  Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011.  When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract.  We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.

The Company's total current liabilities as of September 30, 2009 were $95,476,903 which was increased by $21,625,102 from the prior year end. The current liabilities included accounts payable including related party of $17,485,239, accrued expenses of $5,842,641, advances from customers of $9,226,225, payable to employees of $4,059,880, current notes of $58,512,385 and related party note of $211,394. Advances from customers increased mainly due to Ta Trach project for which we received approximately $2.8 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, Ngan Truoi project for which we received approximately $1.8 million, HuaNa project for which we received approximately $0.4 million during the nine months ended September 30, 2009. Current notes payable increased by $8,371,316 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP, Ngan Truoi Dam. At September 30, 2009, the Company's current liabilities exceeded current assets by $20,970,388.

At September 30, 2009, the Company had $69,009,752 in construction loans, of which $58,512,385 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%.  We obtain these short-term construction loans to finance our civil construction and mining projects.  Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds~~.~~ in the following manner.  These construction loans are made by the banks for a specific project.  Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project.  In most instances, the bank will only pay the supplier or subcontractor directly.  No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment, which are mostly major construction trucks, at September 30, 2009 was $15,338,037, 22% of total construction loans.

These loans mature from August 2009 through May 2013. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and our customer, or its financing source, will repay our banks from which we borrowed funds for our completed work, less a retention percentage which we will collect at the end of the project. Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of September 30, 2009 and December 31, 2008, the outstanding balances were $47.8 million and $29.3 million, respectively and available balances were $10.8 million as of September 30, 2009 and $16.7 million as of December 31, 2008. The banks do not have any financial covenants.  Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of September 30, 2009 and December 31, 2008 was $20,970,388and $21,658,767, respectively.  As of September 30, 2009 and December 31, 2008, long-term retention receivables and long-term work in process totaled $21,408,788 and $21,172,327, respectively.

We expect to renew these loans with the banks and repay the balances as we complete our projects.  In the nine months of 2009, we made $53,770,143 of payments on our notes payable.  We also needed to draw down $63,862,905 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $26.7 million of our equipment.

Cash flows

The Company used cash of $6,214,471 in operating activities for the nine months ended September 30, 2009 while used cash of $1,824,903 in operating activities for the same period in 2008. The major reasons are a increase in construction in work in process for new projects and an increase  in accounts receivable and inventory which is offset by an increase in accounts payable and accrued expenses and increase in advances from customer.

In investing activities, the Company used net cash of $5,224,011 for the nine months ended September 30, 2009, nearly all as a result of $5,638,432 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery and investment in other entities totaling $431,614 and received $725,726 from sale of fixed assets, $55,229 from sale of marketable securities and $65,080 from withdrawal of investment. During the nine months ended September 30, 2008, the Company used cash of $8,735,674 in investing activities, such as procurement of property and equipment totaling $9,262,159 and investment in other entities totaling $2,919,505 and received $798,931 from sale of fixed assets, $2,466,748 from sale of marketable securities and $180,311 from  withdrawal of investment.

During the nine months ended September 30, 2009, the Company generated cash flows of $9,914,842 from financing activities, which included $63,920,808 from loan proceeds and repayments for loans of $53,825,246. During the nine months ended September 30, 2008, the Company generated cash flows of $11,020,527 from financing activities including $45,000,365 in repayments of loans, $53,367,570 from loan proceeds and $2,969,384  in proceeds from minority interests. The Company paid dividends to minority shareholders amounting $775,507 and $277,329 during the nine months ended September 30, 2009 and 2008, respectively.

The Company generated net loss of $1,928,008 and net income of $1,642,362 including amounts attributed to noncontrolling interests in subsidiaries of $371,950 and $897,264 for the nine months
The percentage of cost of goods sold to sales for this project was increased to 79% in 2009 compared to 76% in 2008 because at the end of the year 2008 and during 9 months of year 2009, the Company increased wages for the manpower in this project by 8%.
ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had a contract backlog of approximately $290.2 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

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

Inflation Risk

Vietnam is currently experiencing high inflation, The inflation rate for nine months ended September 30, 2009 has been 7.64%.

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

     Management  assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2009:

     The Company lacks an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to US GAAP. There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese Accounting Standards to US GAAP. The Company lacks the accounting personnel who has appropriate knowledge of US GAAP and has not fully implemented its transition to United States Generally Accepted Accounting Principles and was required to record certain adjustments to the September 30, 2009 financial statements to bring them into compliance.

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

•	To amend the Company’s article of incorporation to amend the terms of the authorized shares of preferred stock
•	To approve the Company’s stock award and incentive plan

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	32.1	CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORPORATION

Date: November 13 , 2009	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13 , 2009	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer

Date: November 13, 2009	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer