Form 10-K/A
period 2008-12-31
Cavico Corp
filed 2009-12-15
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 3,047,795 as of December 11, 2009.

TABLE OF CONTENTS

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

EXPLANATORY NOTE

This  Amendment  No. 2 on Form  10-K/A  ("Amendment  No. 2") amends the amended Annual Report of Cavico Corp.   (the  "Company")  on Form 10-K for the fiscal year ended  December 31, 2008, as filed with the Securities and Exchange Commission on April 15, 2009 (the "Original Filing") and as amended on September 28, 2009.  This Amendment No. 2 is being  filed  for  the  purpose  of  correcting  the misapplication of FIN46(R) "Consolidation of Variable Interest Entities" with respect to the consolidation of  Cavico Mining and Construction JSC, a Vietnamese joint stock company ("Cavico Mining"),  during the years ended December 31, 2008 and 2007. As a result, the Company's audited consolidated financial statements as of and for the fiscal years ended December 31, 2007 and December 31, 2008 included in its Original Filing should not have included the assets, liabilities, operations and cash flows of Cavico Mining.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

This Amendment No. 2 is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment No. 2 does not reflect events occurring after the date of the filing of the Original Report.

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

We operate nationwide in Vietnam through our subsidiaries, serving almost exclusively public sector clients.  Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The officers and directors of Cavico Vietnam also hold positions on the boards of these subsidiaries. During 2007 and 2008, we permitted Cavico Bridge and Underground Construction to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. As of September 30, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to September 30, 2009 in: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Luong Son International Tourist increased from 90.90% to 91.75%; and Cavico Land increased from 13.35% to 15.25%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. We do not plan to sell any additional shares in any of our subsidiaries. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

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

Cavico Vietnam has current dam construction projects for hydropower plants in Buon TuaSha ( 86MW; dam length of 1037m, dam high of 492m; water reservoir volume of 430 million cubic meters ), Ba Ha ( 220MW; dam length of 808m, dam high of 110.7m; water reservoir volume of 350 million cubic meters ), and Ta Trach (dam length 1187m, dam high 60m, water reservoir volume 700 million cubic meters ).

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

During 2007 we permitted Cavico Bridge and Underground Construction to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. As of September 30, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to September 30, 2009 in: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Luong Son International Tourist increased from 90.90% to 91.75%; and Cavico Land increased from 13.35% to 15.25%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. We do not plan to sell any additional shares in any of our subsidiaries. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

The following table sets forth for our principal operating subsidiaries that generate more than five percent of our revenues on a combined basis, a summary of their main activities, Cavico Vietnam’s percentage of ownership and their revenues as a percentage of the combined company’s construction revenues for the year ended December 31, 2008.

Name	Principal Activity	Percentage Owned as of September 30, 2009 (6)		Percentage of Construction Revenues of Combined Company
Cavico Bridge and Underground Construction JSC	Civil construction, specializing in tunnel and bridge construction, frequently in conjunction with hydropower construction projects	65.71%		33.19%

Energy Construction JSC	Civil construction, specializing in hydropower construction projects	37.57	%(1)	15.12%

Cavico Hydropower Construction JSC	Civil construction, specializing in hydropower construction projects	71.74	%(2)	13.22%

Cavico Infrastructure Construction JSC	Civil construction, specializing in infrastructure development and construction projects	68.83%		9.86%

Cavico Transport JSC	Civil construction, with an emphasis on road construction.	68.38%		8.03%

Cavico Construction Trading JSC	Trading of machinery, equipment and materials for civil construction industry.	63.59	%(3)	-

Cavico Power and Resource JSC	Civil construction, focus on power installation.	75.96%		16.12%

Cavico Tower	Office for leases	33.21	%(4)	-

Cavico Industry & Tech Service	Steel fabrication production	62.08	%(4)	-

Cavico Manpower	Labor supply for projects	39.50%		4.46%

Cavico Stone & Mineral	Production of white stone.	44.93%		-

Cavico PHI Cement	Cement factory operation	80.63	%(4)	-

Luong Son International Tourist	Operation of tourism zone	91.75	%(4)	-

Cavico Land	Land investment and development	15.25	%(4)	-

(1)
This subsidiary was newly acquired by Cavico during the year 2007 with 37.57% ownership by Cavico.  In addition, approximately 5% is held by Cavico Vietnam officers who also hold more than 50% of the Board of Management members in this subsidiary.

(2)	The percentage of ownership decreased to 71.74% as of September 30, 2009. The percentage of ownership had been increased to 71.80% on December 31, 2008 from 70.45% on December 31, 2007.
(3)	The percentage ownership has been increased to 63.59% on September 30, 2009 from 59.05% on December 31, 2007.
(4)	This subsidiary had no operations in 2008.
(5)
As of September 30, 2009, through either the purchase and sale of securities, Cavico Vietnam’s consolidated ownership percentage from December 31, 2008 to September 30, 2009 in: Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Luong Son International Tourist increased from 90.90% to 91.75%; and Cavico Land increased from 13.35% to 15.25%.

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006,  Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. Cavico Mining’s share capital as stated in its Business Registration Certificate is VND 68,897,490,000(approximately $4 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

We reduced our ownership in Cavico Mining to 50.16% in 2006. In 2008, our percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% as of December 31, 2007 due to additional sale of ownership.

We accounted for the investment in Cavico Mining by the equity method.

Investment

Approximately 91% of our revenues are from civil construction projects where we are the contractor or subcontractor.  We may from time to time continue to act as a passive investor in projects for which we serve as the contractor.  After construction, these projects will be managed by unrelated parties.  Projects that we have invested in include hydropower projects, cement plants, petroleum and land development projects in urban and tourist areas. We are expanding our investment in wind power.  We have been also carrying on the exploration study of a copper mine in Vietnam, copper mine and a tin mine in Laos. These above mentioned investment are targeted investments as we have substantial expertise and experiences in these fields.

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

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts.  Our backlog was approximately $210.6 million at December 31, 2008.  Approximately $70 million of this backlog is expected to be completed during 2009.  We include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of our customers.  We have not, however, been materially adversely affected by contract cancellations or modifications in the past.

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

Equipment

The Company believes that it owns through its subsidiaries the largest private fleet of heavy construction equipment in Vietnam. The total value of all vehicles and pieces of machinery and equipment after depreciation at December 31, 2008, was $18,061,966 and includes the following equipment:

Type	Units
Tunnel Drill Machines 1 boom to 3 booms; for Tunnel Diameter from 8m2 to 80m2	18
Tunnel Wheel Loaders capacity from 2m3 to 3m3	23
Tunnel Dump Trucks capacity from 20 tons to 30 tons	20
Bulldozers capacity from 130hp to 385 hp	17
Excavators and wheel loaders capacity from 0.7m3 to 10m3	36
Off-Highway Dump Trucks capacity over 50 tons ( 32 m3 )	12
Light and medium Dump Trucks Capacity up to 15 tons	52
Open cut Drilling Rigs Dia 89mm - 225mm	13
Electronic Construction Survey Sets/Stations	29
Concrete Batching Plants capacity from 60 to 120m3/hour	09
Aggregate Crushing Plants/Stations capacity from 60 to 180 tons/hour	07
Concrete Pumps capacity up to 100m3/hour	45
Crawer Cranes capacity up to 100 tons	16
Site service cars	65
Other construction machinery and Equipments ( Generator sets, Air compressors, Transformers, shotcretes, pumps, Graders, Road Rollers, lift cars, Concrete mixer Trucks, sliding forms, etc )	434
Total	796

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

Employees

As of June 30, 2009, we have, with our subsidiaries, 3,312 full time employees, of which approximately 620 are engineers. Most of our employees are located throughout Vietnam but there are 450 employees in Algeria and a small number stationed in Australia. All of our employees are represented by labor unions. If and when the need arises, we intend to hire additional employees to meet the demand of a certain project.

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

The Reverse Stock Split was affected simultaneously for all our then-existing common stock (the “Old Shares”) and the exchange ratio is the same for all of our shares of issued and outstanding common stock. The Reverse Stock Split affected all of our shareholders uniformly and did not affect any shareholder’s percentage ownership interests in us, except to the extent that the Reverse Stock Split resulted in any of our shareholders owning a fractional share.  If this occurred, the fractional shares were rounded up to the next whole share, including fractional shares that were less than one share.  Shares of common stock issued pursuant to the Reverse Stock Split (the “New Shares”) remain fully paid and nonassessable.

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

At December 31, 2008, we had $46,813,145 in short-term construction loans.  We obtain these short-term construction loans to finance our civil construction and mining projects.  Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment and supplies and to mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and our customer, or its financing source, pays us for our completed work, less a retention percentage (which we will collect at the end of the warranty period), and we repay the bank from which we borrowed funds for each project.  Construction contracts include a two to three year warranty period that is part of the construction contract.

It is the general practice of Vietnamese banks to give short term loans such as these for each construction contract and make the loans renewable every year until the construction contract is completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of December 31, 2008 was $19,554,563.  As of December 31, 2008, long-term retention receivables and long-term work in process totaled $17,621,906.

We expect to renew these loans with the banks and repay the balances as we complete our projects.  In the first six months of 2009, we made $37,159,787 of payments on our notes payable.  We also needed to draw down $43,039,287 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks’ decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

●	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
●	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
●	It may result in the banks repossessing up to $22,000,000 of our equipment and other assets.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the year ended December 31, 2008, Electricity of Vietnam accounted for approximately 52% of our revenues. The loss of business from these entities could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Some of our subsidiaries were able to raise working capital by selling their shares to independent third parties.  During 2007 and 2008, we permitted Cavico Bridge and Underground Construction and to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities.  As of September 30, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to September 30, 2009 in: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Luong Son International Tourist increased from 90.90% to 91.75%; and Cavico Land increased from 13.35% to 15.25%.  We do not plan to sell additional shares in any of our subsidiaries.  If we do sell additional shares in our subsidiaries or if the subsidiaries sell additional shares to third parties, our ownership interest in our subsidiaries could be diluted and we would potentially recognize less income from our subsidiaries.

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

Our executive officers and directors, beneficially owned as of December 11, 2009, in the aggregate, approximately 585,158 shares of our outstanding common stock, after giving effect to a 40-for-1 reverse stock split, which constitutes approximately 19.2% of our outstanding shares.  Our officers and directors ownership percentage will increase as a result of any shares issued under our incentive plan under which we can issue 1,250,000 shares to our officers, directors, employees and consultants.

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

Our board has adopted a stock-based incentive plan, which was approved at a special shareholders’ meeting on April 27, 2009.  Under the incentive plan, we can grant 1,250,000 shares (assuming the consummation of a reverse stock split, at a ratio of 40-for-1) to our officers, directors, employees and consultants.  Shareholders would experience a dilution in ownership interest, assuming the maximum issuance of 1,250,000 shares from stock options or awards of restricted stock under the plan.  In addition, the existence of a significant amount of stock and stock options that would be issuable upon the adoption and approval of our stock-based incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

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

We own additional offices and dormitories totaling 232,878 square feet and workshops totaling 311,917 square feet at construction sites owned by the us and our subsidiaries. These properties were built us on sites recorded as our property for use for a period of three to ten years depending on the life of the construction contracts/projects. Upon completion of the construction contracts, we may relinquish our right to the property or sell the properties to the project owner/local entities.

The following table contains a summary of the Company’s properties owned and leased on a long term basis by its subsidiaries in Vietnam in square feet.

Name of company	Long-term Land Leased	Office Lease in Hanoi	Offices Built at Sites	Workshops Built at Sites	Location
Cavico Vietnam Company Limited		11,764			Song Da Building,Pham Hung, My Dinh, Ha Noi

Cavico Construction Trading Joint Stock Company		1,507		8,611	CT3.2 Building, Me Tri Ha, Ha Noi

Cavico Bridge & Tunnel Construction Joint Stock Company		5,683	82,688	76,284	CT4 Building, My Dinh, Ha Noi

Cavico Vietnam Tower Joint Stock Company	14,960	926			CHP Building, Me Tri Ha,Tu Liem, Ha Noi

Chieng Ngan Urban Area	17,222,257				Chieng Ngan,Thi xa Son La, Son La

Cavico Energy Construction Joint Stock Company		2,662	28,255	96,821	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Transportation Joint Stock Company		2,883	12,917	8,611	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Infrastructure Investment and Construction Joint Stock Company		3,143	15,446	8,073	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Hydropower Construction Joint Stock Company		2,085	11,474	26,361	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Power and Resource Joint Stock Company		2,852	46,694	6,103	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Industry & Tech Service Joint Stock Company		1,615		23,681	My Dinh 2 Urban Zone, Tu Liem, Ha Noi

Cavico Manpower Joint Stock Company			31,215	53,820	CT4 Building, My Dinh, Ha Noi

Cavico Stone and Mineral Joint Stock Company		1,722	4,187	3,552	CT3.1 Building, Me Tri Ha, Ha Noi

Cavico PHI cement Joint Stock Company		1,399			SIMCO Building, Tu Liem , Ha Noi

Luong Son International Tourist Investment Joint Stock Company					Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Land Investment & Development JSC		1,593			Song Da Building,Pham Hung, My Dinh,Ha Noi

Total	17,237,217	39,834	232,876	311,917

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
First Quarter 2008	$75.20	$21.20
Second Quarter 2008	$70.00	$8.40
Third Quarter 2008	$11.60	$6.00
Fourth Quarter 2008	$6.80	$2.20

First Quarter 2009	$5.20	$3.20
Second Quarter 2009	$7.40	$4.00
Third Quarter 2009	$12.99	$4.50
Fourth Quarter 2009 (through December 11, 2009)	$9.24	$4.91

Our common stock has been approved listing on the NASDAQ Capital Market under the symbol “CAVO” and commenced trading on such exchange on September 18, 2009.

Number of Stockholders

As of December 11, 2009, there were approximately 900 holders of record of our common stock.

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

As of the date hereof, there are no awards granted under this the Cavico Stock Award and Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008 (Restated)(1)	2007 (Restated)(2)

Net sales	$51,936,936	$31,525,074
Income (loss) from operations	961,872	492,833
Net other income (expense)	(1,938,893)	8,361,608
Net income (loss )	631,816	5,894,868
Net income ( loss ) per share	0.21	2.05

Total assets	$99500,890	$80,291,544
Total liabilities	$86,540,479	$65,422,301

(1)	During the year 2008, we added Cavico Tower, Cavico ITS, Cavico Manpower, Cavico Stone & Mineral, Cavico PHI, Cavico Luong Son and Cavico Land.

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

During 2007 and 2006, as described below, we acquired Cavico Vietnam Joint Stock Company, a corporation organized under the laws of Vietnam (“CVJSC”) as our wholly owned subsidiary. As a result of legal restrictions on the foreign ownership of Vietnamese entities imposed by the Vietnamese government, the acquisition of CVJSC occurred in multiple steps, as follows:

•
On April 18, 2006, we entered into an asset purchase agreement with CVJSC. Under the terms of the agreement, Cavico purchased all of the assets of CVJSC  in consideration for the issuance to CVJSC of 1,975,000 shares of our common stock. CVJSC subsequently transferred 1,501,555 of these shares of our common stock to the former shareholders of CVJSC in return for their shares of CVJSC stock. An additional 473,445 shares of our common stock were deposited into a CVJSC bonus plan for that entity’s management, of which 123,445 shares were distributed to CVJSC’s management in 2006.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and five entities in which we have less than fifty percent ownership that are variable interest entities in which we are the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which we are the primary beneficiary. We are the primary beneficiary because we expect to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities.

The assets in the consolidated financial statements are increased by $19,304,854 or 24% from $80,196,036 to $99,500,890, liabilities are increased by $13,921,146,or by 19% from$72,619,332 to $86,540,478, total revenues are increased by $8,296,449 or 19% from $43,640,487 to $51,936,936 and the net income attributable to the Company was increased by $93,716 or by 17% from $538,100 to $631,816 by the entities in which the Company has less than fifty percent ownership shares Net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 18% of total net income before minority interest for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/08	12/31/07
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	65%
Cavico Construction Trading JSC	63%	59%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	76%	76%
Cavico Transport JSC	74%	74%
Cavico Hydropower Construction JSC	72%	70%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	34%	35%
Cavico Industry and Technical Service JSC	65%	63%
Cavico Manpower JSC	30%	100%
Cavico Stone and Mineral JSC	36%	35%
Cavico PHI Cement JSC	81%	38%
Cavico Luong Son JSC	91%	100%
Cavico Land JSC	13%	11%

Cavico Vietnam Company has a control in the management and decision making of all these subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006 Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 68,897,490,000(approximately $4 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

We reduced our ownership in Cavico Mining to 50.16% in 2006. In 2008, our percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.

Our employees comprise a majority of Cavico Mining's Board of Directors and we can control the vote of Cavico Mining's Board of Directors. All major contracts were either provided by the Company or are directly controlled by the Company as the prime contractor. The Company obtained the contracts by utilizing its market advantages such as its well-known trademarks, positive track record and favorable relationships with its customers and suppliers. The Company obtained the contracts and, due to backlog and planning considerations, subcontracted the work to Cavico Mining or negotiated with its customers to enter into contracts directly with Cavico Mining. Cavico Mining's operations are interwoven into the operations of the Company and its subsidiaries with significant services offered to Cavico Mining by the Company and its subsidiaries.

During the review of the Company’s registration filing by SEC, the consolidation for the Company’s subsidiaries with less than 50% ownership was evaluated under FIN46R. The Company did not meet the criteria to be a primary beneficiary of Cavico Mining under FIN-46R. Therefore, the financial statements have been restated to exclude Cavico Mining from consolidation and account for the investment in Cavico Mining by the equity method.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable. The Company’s consolidation of the entities with less tha n 50% ownership, such as Cavico Energy, Cavico Manpower, Cavico Tower Cavico Land and Cavico Stone and Mineral was based on an assumption that these entities are variable interest entities in which the Company is the primary beneficiary and will absorb more than 50% of expected losses and residual returns and has the ability to make economic decisions on behalf of the variable interest entities.

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

Accounts Receivable

We grant credit to customers within Vietnam and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries that we serve. Our main customers were project management units established by Electricity of Vietnam, which accounts for 46.31% of all accounts receivable. Reserves for uncollectable amounts, which management believes are sufficient, are based on past experience and a specific analysis of the accounts. As of December 31, 2008, we had a reserve for doubtful accounts of $597,349.

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts billed are classified as current assets under work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

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

Net Sales

We generated $51,936,936 in net sales during the year ended December 31, 2008 compared to $31,525,074 during the year ended December 31, 2007, mostly from construction projects. The Company’s net sales  from civil construction increased by $18,272,260 or 63% to $47,501,672 for the year ending December 31, 2008 from $29,229,412 for the year ending December 31, 2007. This is due to an increase in hydro power construction projects. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $2,139,603 or 93% to $4,435,264 for the year ending December 31, 2008 from $2,295,662 for the year ending December 31, 2007.

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

Cost of production

Costs of Goods sold were $44,402,887 and $26,505,294 for the year ended December 31, 2008 and 2007, respectively.  Cost of Goods sold includes capitalization of interest expenses of $5,219,334 and $2,465,843 for the year ended December 31, 2008 and 2007, respectively. The increase in capitalization of interest was due to new loans added in 2008.

Cost of Goods sold (without capitalization of interest expenses) increased by $15,144,102 or 63% to $39,183,553 for the year ending December 31, 2008 from $24,039,451 for the year ending December 31, 2007. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 1% to 75% for the year ended December 31, 2008 from 76% of sales for the year ended December 31, 2007.

Company’s cost of production from civil construction for the year ended December 31, 2008 was $40,451,775, of which as a percentage of sales by 85%, balance with the year ended December 31, 2007. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the year ended December 31, 2008 was $3,951,112, of which as a percentage of sales increased  by 13% to 89% for the year ended December 31, 2008 from 76% for the year ended December 31, 2007. The increase of cost of production from other operation as a percentage of sales was due to decrease of demand in trading which result in smaller sales price increase compared to cost increase.

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

Gross Profit

The gross profit for the year ended December 31, 2008 was $7,534,049 or 15% of sales compared to $5,019,780 or 16% of sales for the year ended December 31, 2007. The increase in gross profit is due to an increase in sales by $20,411,862 in comparison to increase in cost of goods sold by $17,897,593 as described above.

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

Operating expenses

The company’s operating expenses in 2008 was $6,572,177, compared to $4,526,947  in 2007 with an increase of $2,045,230. The increase in operating expenses was mainly resulted from increased in the size of our support facilities as we prepare for the future growth of the Company and its subsidiaries, noted as follows:

·	Rent expenses increased by $68,543 to $420,691 for the year ended December 31, 2008 from $352,148 for the year ended December 31, 2007.

·	Payroll expenses increased by $870,663 to $2,313,399 for the year ended December 31, 2008 from $1,442,736 for the year ended December 31, 2007.

·	Other administration cost of other subsidiaries increased by $482,596 to $2,267,531 for the year ended December 31, 2008 from $1,784,935 for the year ended December 31, 2007.

·
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $768,802 to $1,278,949 for the year ended December 31, 2008 from $510,147 for the year ended December 31, 2007.

·	Selling expenses were decreased by $3,924 to $78,779 for the year ended December 31, 2008 from $82,703 for the year ended December 31, 2007.

The Company also recorded a bad debt expense of $212,828 and $354,277 for the year ended December 31, 2008 and 2007, respectively.

Other Income (expenses)

The total other income (expenses) decreased by $10,300,501 to $1,938,893 as expenses for the year ended December 31, 2008 from $8,361,608  as income for the year ended December 31, 2007. Other income includes gain from disposal of fixed assets and leased machinery of $44,345 for the year ended December 31, 2008 compared to $145,292  in 2007. Other income also includes loss on sale of marketable securities of  $439,934 for the year ended December 31, 2008 compared to a gain of $9,610,276  in 2007. During the year ended December 31, 2007, we sold 1,897,985 shares of common stock of Habubank and received $7,073,823 with a profit of $5,065,028 and we also sold shares of common stock of six subsidiaries to reduce the ownership in these entities from 100% to a range of 49% to 72% and received $8,419,607 with a profit of $3,543,201. Income from sales of our investment at other subsidiaries was $448,924 for the year ended December 31, 2007. Income from equity investment in Cavico Mining was $130,131 for the year ended December 31, 2008 compared to income of  $156,763 in 2007.  We recorded $97,061 loss on foreign currency exchange for the year ended December 31, 2008 compared to $254,686 loss in 2007. This loss was resulted from the currency exchange difference measured at the year end on the loan in Euro. The interest income during the year ended December 31, 2008 was $912,430 compared to $1,042,162 in 2007.

Interest expense excluding capitalized interest increased by $164,722 to $2,534,062 for the year ended December 31, 2008 from $2,369,340 for the year ended December 31, 2007. The increase was due to additional loans added in 2008.

Net Income

The Company had net income of $631,816 for the year ended December 31, 2008, compared to $5,894,868 for the year ended December 31, 2007. The decrease of $5,263,052 was mainly due to the decrease of $10,050,210  in gain on sale of marketable securities and an increase in operating expenses of $2,045,230 and the increase of $376,990 in minority interest which was offset by an increase in gross profit of 2,514,270, and taxes change of $4,945,400 from $2,392,347 as a tax benefit in 2008 compared to $2,553,053  as a tax expense in 2007.

The effective rate in Vietnam was 28% of taxable profits for 2007 and 2008. In 2007, the Company recorded a gain of $9,610,276 on a sale of securities. Per the Vietnamese tax laws in affect at the time, these profits were subject to taxation and no exemption was applied.  Accordingly, corporate taxes of $2.7 million related to these activities were recorded in the Cavico consolidated financial statements

During 2008 when the tax authorities reviewed the Cavico tax returns for 2007, they concluded that the securities trading activities not subject to tax. During 2008, because of poor market conditions, the Vietnamese government equivocated on its position that these activities were taxable.  Recently, the Vietnamese government reinstated the tax on marketable securities, retroactively effective to January 1, 2009. The tax related to the 2007 securities trading activities was reversed during the year ended December 31, 2008.

The net income per share for the year ended December 31, 2008 was $0.21 compared to $2.05 for the year period ended December 31, 2007.  The decrease in unrealized gains of $9,639,883 in marketable securities resulted from an unrealized loss of $6,352,628 in 2008 and an unrealized gain of 3,287,255 in 2007.  The cost and current fair value of the marketable securities as of December 31, 2008 were $4,475,051 and $1,820,406, respectively.  The majority of marketable securities are invested in Vietnamese companies.

Liquidity and Capital Resources

Our working capital deficit as of December 31, 2008 increased to $(19,554,563) compared to $(11,360,854) as of December 31, 2007 as current assets increased less than the increase in current liabilities. The major factors  contributed to this decrease in working capital in 2008 compared to 2007 were a decrease of $8,033,630 in investment available for sale and an increase of $11,705,473  in notes payable . Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $46,813,145  in maturing debts in 2009 of which $37,159,787 has been paid off in the first half of 2009.

As of December 31, 2008, we had $3,002,239 in cash, current accounts receivable of $11,530,588, an inventory of $3,420,382, a construction WIP of $17,559,747 and net fixed assets of $27,367,219. Our current accounts receivable was increased by $5,276,691 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our current construction WIP for the current year was decreased by $1,968,120 from the prior year end. We anticipate our accounts receivable and inventory will continue to increase in 2009 as we completed and  added more new  projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	December 31, 2008	December 31, 2007
Accounts receivable -trade- net	$11,530,588	$6,253,897
Receivable - other	7,088,229	3,998,910
Work in process	17,559,747	19,527,867
Receivables and advances from related parties	1,048,854	673,057
Long-term retention receivables	14,042,107	7,215,094
Long-term work in process	3,579,799	349,227

Accounts receivable - trade are generated from civil construction projects as well as from our other commercial activities. We receive payment on our accounts receivable for major projects after two certificates are received.  The first certificate, a “certificate of completed work,” is a certificate received from the customer we perform the work and the work has passed the customer’s technical quality examination.  The second certificate, a “certificate of payment,” is a certificate that the customer issues to approve payment.  Depending on the project, payment is made within 30 days to 105 days after receiving the certificates.

At December 31, 2008, the balance of accounts receivable-trade that was outstanding for more than six months was $1,653,181, $1,432,750 of this amount was from the Buonkuop, Dakmi 4 and Dong Nai 3 projects.  All of the balances from these projects was collected by June 30, 2009 ($628,138 of this amount was collected in the first quarter of 2009 and the balance of $804,612 was collected in the second quarter of 2009).  The remaining balance in the accounts receivable –trade outstanding for more than six months of $220,431 is expected to be paid by the end of year.  Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2008, we had a reserve for doubtful accounts of $597,349.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $2,934,532 of advances, $2,169,684 of prepayments to suppliers and $1,984,013 of short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of December 31, 2009, the entire balance is expected to be collected or expensed within the year. Advances and prepayments  to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of December 31, 2008, the balance of work in process was $17,559,747 of which approximately $8,371,965 was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed and collected $11,303,938 by June 30, 2009, expected to bill $6,788,000 by December 31, 2009.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and Ta Trach Dam project, which totals approximately $3,647,000.  As of December 31, 2008, we had reserved $843,494 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate  of completion for payment (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer.  Long-term work in process is $3,578,799 as of December 31, 2008. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $334,196 and advances of $714,658 as of December 31, 2008.  By June 30, 2009, we had reduced loans receivable to $3,491 and advances to $419,667.

Long term retention receivable has a balance of $14,042,107 at December 31, 2008. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Our customers generally keep the retention of 5 to 10 percent of the contract amount until the warranty period expires. Due to this retention period, our receivables can be significantly delayed and may adversely impact our cash flow. In accordance with SOP 81-1 we continually review contract performance and any anticipated additional costs that might be associated with contract performance and modify contract income accordingly. Long-term retention receivables are typically paid within two years after the completion of a construction project. The amounts outstanding for more than two years have not been paid pursuant to the payment terms of our contracts. We expect to collect these amounts within two years after the completion of the applicable construction contract.  The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All three projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Loid Road project.

Our total current liabilities as of December 31, 2008 were $67,909,981 which was increased by $9,276,863 from the prior year end. The current liabilities were represented mainly accounts payable of $8,929,567, accrued expenses of $4,203,965, advances from customers of $3,762,026, and short term loans, including loans from related parties of $47,021,812. Advances from customers increased mainly due to Damb’ri HP project for which we received approximately $3.04 million, Nam Chien HP project for which we received approximately $0.5 million and Ta Trach HP project for which we received approximately $4.99 million during the year ended December 31, 2008. Current Notes payable including loans from related parties increased by $11,705,473 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Nam Chien HP, Song Tranh HP, Dong Nai 4 HP, Dasiat HP, Dong Nai 3 HP, ZaHung HP. We anticipate our current liabilities will continue to increase in 2009 as we added new loans and received advances for new projects.

At December 31, 2008, we had $54,536,630  in construction loans, of which $46,813,145 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner. These construction loans are made by the banks for a specific project. Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction equipment, at December 31, 2008 was aproximately $22,000,000, 40% of total construction loans.

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

We maintain lines of credit with various banks and as of December 31, 2008, the outstanding balance was $27.2 million and available balances were $13.2 million as of December 31, 2008. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of December 31, 2008 was $19,554,563. As of December 31, 2008, long-term retention receivables and long-term work in process totaled $17,621,906.

We expect to renew these loans with the banks and repay the balances as we complete our projects. In the first six months of 2009, we made $37,159,787 of payments on our notes payable. We also needed to draw down $43,039,287 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $22,000,000 of our equipment and other assets.

Cash flows

The Company used cash of $3,229,173  in operating activities for the year ended December 31, 2008 compared to $7,553,046 from operating activities for the year ended December 31, 2007. The major reasons are an increase in advances from customer of $9,756,039 in 2008 compared to $4,455,380 in 2007, an increase in payable to employees in the amount of $1,979,223 and $92,872 during the year ended December 31, 2008 and 2007, respectively and due to a reduction in gain or loss from other investment activities from gain of $9,610,276 in 2007 to $439,934 loss in 2008.

In investing activities, we used net cash of $12,213,120 for the year ended December 31, 2008 to purchase property, equipment and investments in other entities. The Company spent $11,856,498 for the purchase of fixed assets, which primarily included vehicles, equipment, machinery and intangible assets. The Company also received $363,128 in proceeds from disposal of fixed assets. Additionally, the Company purchased investments in other entities during the December 31, 2008 in the amount of $935,001 and received $165,563 from sale of investments.  The Company used net cash of $4,736,306 for the year ended December 31, 2007 in purchase of property, equipment and investments in other entities. The Company spent $8,968,041 for the purchase of fixed assets, which primary include for the purchase of vehicles, equipment, machinery and intangible assets. The Company also received $726,171 in proceeds from disposal of fixed assets. Also, the Company’s investments in other entities during the year 2007 increased by $11,576,626 and proceeds from sales of investment were $15,047,277.

During the year ended December 31, 2008, the Company generated cash flows of $17,228,642 from financing activities, which included $78,863,350 from loan proceeds and repayments of loans in the amount of $63,388,539. The Company also received $1,891,800 proceeds from additional investments by minority interests during the year ended December 31, 2008. During the year ended December 31, 2007, the Company generated cash flows of $13,001,555 from financing activities, which included $9,131,721 from common shares issued, and $57,891,048 from loan proceeds and repayments for loans of $57,873,744. The Company also received $4,075,678  proceeds from additional investments by minority interests during the year ended December 31, 2007.

The Company generated net income of $631,816 and $5,894,868 for the year ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has approximately $210.6 million for contract backlog. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

The Company has guaranteed a loan with line of credit for approximately $5.6 million and $6.7 million for Cavico Mining, an equity investment entity, as of December 31, 2008 and December 31, 2007, respectively. The loan balances as of December 31, 2008 and December 31, 2007 were $2,128,859 and $5,232,366, respectively. The Company also had a receivable from Cavico Mining for $3,826,533 and $275,711 as of December 31, 2008  and December 31, 2007, respectively and payable due to Cavico Mining for $155,347 and $862,628 as of December 31, 2008  and December 31, 2007, respectively.

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

CAVICO CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Restated)
Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3 - F-4

Consolidated Statements of Operations and Comprehensive Income for Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-52

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

As discussed in Note 20 to the consolidated financial statements, the accompanying 2007 and 2008 financial statements have been restated for correction of errors and deconsolidation of Cavico Mining Joint Stock Company.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Certified Public Accountants

San Francisco, California

December 5, 2009

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Restated)

	2008	2007
ASSETS

Current Assets:
Cash	$3,002,239	$1,357,390
Investments, available for sale	1,820,406	9,854,036
Equity method investment in Cavico Mining	1,461,292	1,565,060
Accounts receivable -trade- net	11,530,588	6,253,897
Receivable - other	7,088,229	3,998,910
Inventory	3,420,382	2,438,943
Work in process	17,559,747	19,527,867
Receivables and advances from related parties	1,048,854	673,057
Other current assets	1,423,682	1,603,104
Total current assets	48,355,419	47,272,264

Fixed Assets:
Land and building development costs	8,709,525	3,730,739
Temporary housing assets	249,962	119,270
Machinery and equipment	22,837,606	17,842,951
Vehicles	6,905,688	6,848,117
Office and computer equipment	715,375	652,601
	39,418,156	29,193,679
Less accumulated depreciation	(12,050,937)	(8,655,675)
Net fixed assets	27,367,219	20,538,004

Intangible Assets:
Goodwill	767,004	816,205
Licenses - net	301,884	25,941
Net Intangible Assets	1,068,888	842,146

Other Non Current Assets:
Investments, cost method	2,599,592	2,111,825
Long-term retention receivables	14,042,107	7,215,094
Prepaid expenses	1,725,660	863,274
Long-term work in process	3,579,799	349,227
Other assets	762,206	1,099,710
Total other assets	22,709,364	11,639,130

TOTAL ASSETS	$99,500,890	$80,291,544

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Restated)

	2008	2007
LIABILITIES

Current Liabilities:
Accounts payable	$8,911,691	$10,340,920
Accounts payable – related parties	17,876	45,547
Accrued expenses	4,203,965	5,226,048
Advances from customers	3,762,026	5,582,992
Payable to employees	3,890,975	2,096,308
Notes payable - current	46,813,145	34,259,976
Notes payable - related parties	208,667	1,056,363
Current portion of capital lease obligations	101,637	24,964
Total current liabilities	67,909,982	58,633,118

Long-Term Debt:
Long-term advances from customer	10,652,992	-
Capital lease obligations – long-term	254,020	-
Long-term debt	7,723,485	6,789,183
Total long-term debt	18,630,497	6,789,183

TOTAL LIABILITIES	86,540,479	65,422,301

Minority interest in subsidiaries	9,715,228	5,600,977

Commitments and Contingencies (See Note 14)

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	3,048	2,919
Additional paid-in capital	13,619,865	13,235,244
Accumulated deficit	(6,638,329)	(7,051,005)
Accumulated other comprehensive income (loss)	(3,739,401)	3,081,108
Total stockholders' equity	3,245,183	9,268,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,500,890	$80,291,544

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007
(Restated)

	2008	2007
Revenues:
Civil construction	$47,501,672	$29,229,412
Commercial activities	4,435,264	2,295,662
Total revenue	51,936,936	31,525,074

Cost of Goods Sold:
Civil construction	40,451,775	24,749,546
Commercial activities	3,951,112	1,755,748
Total cost of goods sold	44,402,887	26,505,294

Gross Profit	7,534,049	5,019,780

Operating Expenses:
Selling expenses	78,779	82,703
General & administrative expenses	6,493,398	4,444,244
Total operating expenses	6,572,177	4,526,947

Total income from operations	961,872	492,833

Other income (expenses):
Gain on disposal of assets	44,345	145,292
Other income	45,258	31,141
Income from equity method investment in Cavico Mining	130,131	156,763
Gain (loss) on sales of marketable securities	(439,934)	9,610,276
Loss on foreign currency exchange	(97,061)	(254,686)
Interest income	912,430	1,042,162
Interest expense	(2,534,062)	(2,369,340)
Total other income ( expense)	(1,938,893)	8,361,608

Income before income taxes and noncontrolling interest	(977,021)	8,854,441

Income taxes benefit (expense)	2,392,347	(2,553,053)

Income before noncontrolling interest	1,415,326	6,301,388

Net income attributable to noncontrolling interest	(783,510)	(406,520)

Net income attributable to Cavico Corp.	$631,816	$5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(6,352,628)	3,287,255
Foreign currency translation adjustment	(467,881)	39,096
Comprehensive income (loss)	$(6,188,693)	$9,221,219
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	2,941,726	2,881,806
Net income per common share-basic and diluted	$0.21	$2.05

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2008 and 2007
(Restated)

						Accumulated
	Common Stock		Additional Paid-in	Subscription	Accumulated	other Comprehensive	Total Cavico Corp Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income(loss)	Equity

Balance, December 31, 2006	2,032,660	$2,033	$4,119,409	$(15,000)	$(13,045,894)	$(245,243)	$(9,184,694)

Shares issued for cash	893,500	893	9,115,828	-	-	-	9,116,721
Shares returned and to be issued	(7,115)	(7)	7	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	39,096	39,096
Unrealized gain on securities available for sale	-	-	-	-	-	3,287,255	3,287,255
Consolidation of Cavico Energy	-	-	-	-	100,021	-	100,021
Cash received on subscription receivables	-	-	-	15,000	-	-	15,000
Net income	-	-	-	-	5,894,868	-	5,894,868
Balance, December 31, 2007	2,919,045	$2,919	$13,235,244	$-	$(7,051,005)	$3,081,108	$9,268,266
Shares issued for services	3,750	4	84,746	-	-	-	84,750
Shares issued for cash	125,000	125	299,875	-	-	-	300,000
Foreign currency translation adjustment	-	-	-	-	-	(467,881)	(467,881)
Unrealized loss on securities available for sale	-	-	-	-	-	(6,352,628)	(6,352,628)
Consolidation of additional subsidiaries	-	-	-	-	(219,140)	-	(219,140)
Net income					631,816	-	631,816
Balance, December 31, 2008	3,047,795	$3,048	$13,619,865	$-	$(6,638,329)	$(3,739,401)	$3,245,183

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007
(Restated)

	2008	2007
Cash Flows From Operating Activities:
Net income	$1,415,326	$6,301,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,820,554	3,548,946
Change in provisions for uncollectible receivables	212,828	83,525
Gain on sale of fixed assets	(44,345)	(145,292)
(Gain) loss from other investment activities	439,934	(9,610,276)
Income from equity method investment in Cavico Mining	(130,131)	(156,763)
Stock issued for services	84,750	-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(16,231,078)	(8,950,918)
Increase in inventory	(1,160,044)	1,573,926
Increase in work in progress	(2,439,873)	(6,979,495)
Decrease (increase) in other assets	(510,937)	(1,415,862)
Increase in advances from customer	9,756,039	4,455,380
Increase in payable to employees	1,979,223	92,872
Increase(decrease) in accounts payables and accrued expenses	(1,421,419)	3,649,523
Net Cash Used in Operating Activities	(3,229,173)	(7,553,046)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(11,856,498)	(8,968,041)
Cash acquired in consolidation of new entities	49,688	34,913
Proceeds from withdrawals of investments in nonconsolidated companies	165,563	15,047,277
Purchase of investments in nonconsolidated companies and joint stock company	(935,001)	(11,576,626)
Proceeds from sales of fixed assets	363,128	726,171
Net Cash Used in Investing Activities	(12,213,120)	(4,736,306)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	1,891,800	4,075,678
Payments of dividends to noncontrolling interests	(372,492)	(74,376)
Proceeds from shares issued	300,000	9,131,721
Proceeds from notes payable	76,202,548	54,656,100
Proceeds from notes payable - related parties	2,660,802	3,234,948
Payments of notes payable- others	(60,463,105)	(53,341,241)
Payments of notes payable- related parties	(2,925,434)	(4,532,503)
Payments of capital leases obligations	(65,477)	(148,772)
Net Cash Provided By Financing Activities	17,228,642	13,001,555

Increase in Cash	1,786,349	712,203

Cash at Beginning of period	1,357,390	606,091
Effect of foreign currency translation	(141,500)	39,096

Cash at End of period	$3,002,239	$1,357,390

Supplemental Cash Flow Information:
Interest paid	$7,951,821	$5,417,369
Taxes paid	$43,836	$500,366

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$509,482	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as cost method investments;
Accounts receivable and other current assets	$2,257,815	$2,018,015
Inventory	4,718	225,949
Construction work in progress	325,832	2,055,375
Other assets	108,753	238,466
Accounts payable & accrued expenses	640,476	4,194,988
Payable to employees	537,963	126,228

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Cavico Corp. and Subsidiaries, (the Company) was organized as a Delaware corporation on September 13, 2004, to engage in any lawful act or activity for which corporations may be organized. At the time of incorporation, the Company was named Laminaire Corp. and in November 2004 the name was changed to Agent 155 Media Group, Inc. In April 2006, the Company entered into an “Asset Purchase Agreement” with Cavico Vietnam Joint Stock Company, a joint stock company duly organized and existing under the laws of Socialist Republic of Vietnam. Under this purchase agreement, Agent 155, the buyer, transferred 1,975,000 shares of the Company’s common shares for all assets and liabilities of Cavico Vietnam Joint Stock Company (“CVJSC”) following a 300-to-1 reverse stock split of Agent 155 common stock. On May 2, 2006, following the consummation of the Asset Purchase Agreement, the name of the Company was changed to Cavico Corp.

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

These subsidiaries included Cavico Mining and Construction JSC, a Vietnamese joint stock company of which the Company owned 25.55% and 39.13%  as of December 31, 2008 and 2007, respectively.  The Company created Mining and has owned as much as 50% of Mining previously and has consequently historically included the results of Mining with its consolidated financial statements. During the review of the Company’s registration filing by SEC, the comment letters from SEC alerted the Company to the possible misapplication of FIN 46(R) “Consolidation of Variable Interest Entities” with respect to the consolidation of Mining in the Company’s financial statements. Therefore, the financial statements have been restated to exclude Cavico Mining from consolidation. (see Note 20)

All significant intercompany accounts and transactions have been eliminated.  The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:
	% of Ownership
Subsidiary	12/31/08	12/31/07
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	65%
Cavico Construction Trading JSC	63%	59%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	76%	76%
Cavico Transport JSC	74%	74%
Cavico Hydropower Construction JSC	72%	70%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	34%	35%
Cavico Industry and Technical Service JSC	65%	63%
Cavico Manpower JSC	30%	100%
Cavico Stone and Mineral JSC	36%	35%
Cavico PHI Cement JSC	81%	38%
Cavico Luong Son JSC	91%	100%
Cavico Land JSC	13%	11%

During the years ended December 31, 2008 and 2007, the following entities were added in the consolidation.

Name of Entity	Consolidation Date	Percentage of ownership	Description of business
Cavico Tower	April 01, 2008	35%	Office for leases
Cavico ITS	April 01, 2008	63%	Steel fabrication production
Cavico Manpower	April 01, 2008	100%	Labor supply for projects
Cavico Stone & Mineral	July 01, 2008	35%	Production of white stone
Cavico PHI	July 01, 2008	38%	Cement factory operation
Cavico Luong Son JSC	July 01, 2008	100%	Operation of tourism zone
Cavico Land JSC	July 01, 2008	11%	Land investment and development
Cavico Energy	April 01, 2007	38%	Civil construction, specializing in hydropower construction projects

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company (Cavico Mining) formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002. with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006 Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 68,897,490,000(approximately $4 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

The Company reduced the ownership in Cavico Mining to 50.16% in 2006. In 2008, the Company’s percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% due to additional sale of ownership.

During the review of the Company’s registration filing by SEC, the comment letters from SEC alerted the Company to the possible misapplication of FIN 46(R) “Consolidation of Variable Interest Entities” with respect to the consolidation of Mining in the Company’s financial statements. Therefore, the financial statements have been restated to exclude Cavico Mining from consolidation and account for the investment in Cavico Mining by the equity method. ( Note 20)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are presented after giving the retroactive effect to 40 for 1 reverse stock split.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable. The Company’s consolidation of the entities with less than 50% ownership, such as Cavico Energy, Cavico Manpower, Cavico Tower Cavico Land and Cavico Stone and Mineral was based on an assumption that these entities are variable interest entities in which the Company is the primary beneficiary and will absorb more than 50%  of expected losses and residual returns and has the ability to make economic decisions on behalf of  the variable interest entities.

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

Equity Method Investment

Investment in Cavico Mining, a joint stock company is accounted for by the equity method. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Income (loss) from investment in Cavico Mining” in the statements of operations. The Company’s carrying value in an equity method joint stock company is reflected in the caption “Equity method investment in Cavico Mining” in the Company’s balance sheets.

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $3,160,983 and $1,987,675 at December 31, 2008 and 2007, respectively. The Company had $3,579,799 and $349,227 in long term work in process at December 31, 2008 and 2007, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of December 31, 2008 and 2007, the reserves against work in process were $843,494 and $844,285, respectively.  The Company determined these reserves were sufficient for both short term and long term work in process.

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

Depreciation expense for the years ended December 31, 2008 and 2007 was $4,820,554 and $3,548,946, respectively.

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

Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The Company has recorded $14,042,107 and $7,215,094 as long term retention receivable at December 31, 2008 and 2007, respectively. To date, the Company has not incurred any warranty costs.

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

Major Customers and Suppliers

The Company generated 73% and 72% of total revenues from major customers, in the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company had two major customers. The Company generated $27,200,837 from Electricity of Vietnam under civil construction and $7,896,737 from Mien Trung HP JSC under civil construction. During the year ended December 31, 2007, the Company had one major customer. The Company generated $20,925,130 from Electricity of Vietnam under civil construction. Electricity of Vietnam was our major customer since 2003. As a civil contractor, the Company can provide civil construction work to any customer without relying on current major customer. However, based on the government plan of power development, the market of hydro power construction is expected to be in demand for next 10 years.  The accounts receivable balance for these customers at December 31, 2008 and 2007 was $12,179,055 and $5,734,874, respectively. The Company did not have long-term contracts with any of its suppliers for the years ended December 31, 2008 and 2007.

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. During the years ended December 31, 2008 and 2007, the Company recognized $3,641,465 and $495,132, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $1,262,452 and $3,510,325, respectively as of December 31, 2008 and 2007.

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

  The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $467,881 and unrealized gain of $38,223 for the years ended December 31, 2008 and 2007, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $6,352,628 and unrealized gain of $3,287,255 on securities available for sale for the year ended December 31, 2008, and 2007, respectively.

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

Restatement

SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. The Company has restated its December 31, 2008 and 2007 financial statements for corrections of errors. (See Note 20)

Reclassifications

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”. The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 will become effective beginning with the first quarter of 2009. The Company will reclassify noncontrolling interest from liability to a component in stockholders’ equity.

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning January 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the consolidated financial statements.

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

NOTE 3-      RECEIVABLE – OTHER

Other receivables at December 31, 2008 and 2007 by major classification were comprised of the following:

	2008	2007
Advances	$2,934,532	$1,343,799
Prepayments to suppliers	2,169,684	1,012,428
Other short-term receivable	1,984,013	1,642,683
Total	$7,088,229	$3,998,910

NOTE 4-      INVENTORY

Inventories at December 31, 2008 and 2007 by major classification, were comprised of the following:

	2008	2007
Goods in transit	$593,574	$209,751
Material and supplies	2,456,948	1,984,213
Tools, instruments	49,356	13,598
Merchandises	495,842	405,929
Inventory reserve	(175,338)	(174,548)
Inventory – net	$3,420,382	$2,438,943

NOTE 5- OTHER CURRENT ASSETS

Other current assets at December 31, 2008 and  2007 by major classifications were comprised of the following:

	2008	2007
Prepaid loan interest	$282,690	$96,506
Other prepaid expenses	216,781	317,369
Tools and instruments	400,256	827,512
Deductible Value Added Tax	280,962	117,966
Other current assets	242,993	243,751
TOTAL	$1,423,682	$1,603,104

*Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $1,015,569 and $925,954 for the year ended December 31, 2008 and, 2007, respectively and are amortized over 2 to 4 years. The remaining non-current prepaid expenses of $710,092 and $0 as of December 31, 2008 and 2007 are amortized over 2 to 4 years based on the benefiting periods. The Company recognized amortization expenses of $891,285 and $520,942 from these non-current prepaid expenses for the year ended December 31, 2008 and 2007, respectively.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANYIES

Equity Method Investment — Cavico Mining and Construction JSC

The Company’s investment amount is $1,461,292 and 1,565,060 as of December 31, 2008 and 2007, respectively. The Company’s share of income and losses is 25.55% as of December 31, 2008 and 39.13% as of December 31, 2007. During the years ended December 31, 2008 and 2007, the Company recorded income of $130,131 and $156,763, respectively as its proportionate share of income (loss)  in the joint stock company.

The following is the condensed financial position and results of operations of Cavico Mining as of and for the years ended presented below:

	December 31,	December 31,
	2008	2007

Financial position:
Current assets	$11,795,000	$9,577,000
Property and equipment, net	4,538,000	4,915,000
Total assets	19,078,000	17,110,000
Liabilities	11,440,000	12,059,000
Equity	$7,638,,000	$5,051,000
Operations:
Net revenue	$9,042,000	$7,914,000
Expenses	(8,162,000)	(7,562,000)
Interest income	138,000	135,000
Net income	$569,000	$639,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP in the amount of $21,215 and $93,243 for the year ended December 31, 2008 and 2007, respectively.

Investment in companies, cost method;

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

The Company’s investments in companies are accounted for on the cost method of accounting.  The cost basis at December 31, 2008 and 2007 and the fair value at December 31, 2008 consisted of the following:

	2008	2007	Fair Value
1. Agriculture Construction Corporation	$67,739	$62,058	$		(a)
2. Tour Zones Investment and Construction JSC *	581,610	83,778		570,648	(b
3. Vietnam Power Investment and Development JSC *	238,389	251,156		350,430	(c)
4. Mai Son Cement Joint Stock Company	459,445	484,051		589,590	(b)
5. Van Chan Hydropower Company	29,452	31,029			(a)
6. Ha Tay Investment and Development JSC	14,137	14,894			(a)
7. Businessman Culture Development JSC	29,452	18,617			(a)
8. Vietnam Media Financial JSC	114,172	96,705		97,355	(b)
.	-	-
.	-	-
9. Vietnam Industry Investment and Construction JSC	58,903	62,058			(a)
	-	-
10. Nam Viet Investment and Consultant JSC	80,422	62,058			(a)
11. Sao Mai-Ben Dinh Petrolium Investment JSC	589,032	620,578		634,500	(b)
12. IDICO Industry Zone Investment Development JSC	8,835	9,309			(a)
13. Vietravico JSC	-	124,116
14. Vietnam Power Development JSC	58,903	62,058			(a)
15. IDICO Long Son Petrolium Industry Zone Investment	117,806	124,116		164,250	(b)
16. Nhan Tri JSC	14,726	-			(a)
	-	-
17. North and South Investment Development JSC	5,890	-			(a)
18. Lilamavico Joint Venture	19,545	-			(a)
19. Vietnam Design JSC	15,904	-			(a)
20. Song Tranh Hydropower JSC	2,945	-			(a)
21. Kasvina JSC	75,526	-			(a)
22. Vietnam Anti-counterfeit and trading promotion JSC	11,781	- -			(a)
23. Others	4,978	5,244			(a)
TOTAL	$2,599,592	$2,111,825
* Related entity by common directors.

(a) For investments under $100,000, the Company reviews all available general financial information to determine if impairment is necessary.  It was not practical to measure the fair value.

 (b) Fair value was calculated using average PE ratios and expected income estimated based on average rate of return on assets and discounted at 40% in comparable public companies in the same industry in Vietnam as these companies were in various stages of startup.

(c) Fair value was calculated using average PE ratios and expected income estimated based on average rate of return on equity discounted at 40% in comparable public companies in the same industry in Vietnam as this company is in the development phase. Using average rate of return on assets in the comparable companies resulted in higher fair value.

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

 Available-for-sale securities consisted of the following at December 31, 2007:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$100,000	$-
Habubank Stock	2,488,896	3,696,829	6,023,765	2,326,936
Vinavico	752,000	1,099,451	2,300,707	1,201,256
Vietnam Growth Investment Fund (VF2)	2,000,000	1,259,774	1,429,564	169,790
Total Securities		$6,156,054	$9,854,036	$3,697,982

The Company recorded $9,684,686 gain using average method on sales of marketable securities during the year ended December 31, 2007.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill, licenses and computer software.  Net intangible assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Goodwill	$767,004	$816,205
Amortizable Intangible Assets:
Licenses for land use rights	330,930	58,955
Less Accumulated amortization	(29,046)	(33,014)
Amortizable Intangibles, net	301,884	25,941
Total Intangible Assets	$1,068,888	$842,146
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

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accrued interest	$546,409	$525,322
Accrued taxes	3,481,356	4,700,726
Other accrued Expenses	176,200	-
TOTAL	$4,203,965	$5,226,048
NOTE 10 – ADVANCES FROM CUSTOMERS

Advances from customers represent the payments received from customers on the contract on which the work has not been performed or reduced by billed amount. As of December 31, 2008 and 2007, the Company had current balances of $3,762,026 and $5,582,992, respectively and long-term amount of $10,652,993 as of December 31, 2008.

NOTE 11 – PAYABLE TO EMPLOYEES

Under Vietnamese law, some wages to employees are paid during the national holidays and other times a year. As of December 31, 2008 and 2007, the payable to employees were $3,890,975 and $2,096,308.  The Company recorded payroll expenses for salaries and wages of $2,313,399 and $1,442,736 in administration expenses and of $5,832,455 and $3,607,498 in cost of goods sold for the years ended December 31, 2008 and 2007, respectively.

NOTE 12-     CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through August 2012. Terms of the leases call for quarterly payments from $2,323 to $11,833 at implicit interest rates of 12.6% and 21% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at December 31, 2008 are as follows:

2009	$163,075
2010	143,458
2011	119,851
2012	66,349
2013	-
Total minimum lease payments	492,733
Less: amount representing interest	(137,076)
Present value of net minimum lease payments	355,657
Less: current portion	(101,637)
Long-term portion	$254,020

The following is an analysis of the equipment under capital leases as of December 31, 2008 and 2007, which is included in property and equipment:

	2008	2007
Equipment and vehicles	$489,405	$477,370
Less accumulated depreciation	(24,345)	(286,370)
Net	$465,060	$191,000

Depreciation expenses on the equipment under capital leases for the years ended December 31, 2008 and 2007 were $36,575 and $68,141 respectively.

NOTE 13 – RENTAL OF VEHICLES

The Company generated income from rental of vehicles. The vehicles rented of available for rental as of December 31, 2008 and 2007 are as follows:

	2008	2007
Equipment	$-	$66,576
Vehicles	50,173	105,721
Less accumulated depreciation	(33,648)	(86,260)
Net	$16,525	$86,037

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the years ended December 31, 2008 and 2007 are $4,961 and $13,489, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $40,500.  The leases, which require the Company to pay property taxes and maintenance, expire in September, October, December 31, 2009, December 31, 2010 and November 2011. For the years ended December 31, 2008 and 2007, building rent expenses were $420,691 and $352,148, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc.

Future minimum operating lease payments for long term operating leases are as follows:

Year Ending December 31,	Total Lease

2010	$30,598
2011	6,132
2012	-
2013	-
2014	-
Total	$36,730

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

Credit Limit on Notes

The Company maintains approximately $40 million in lines of credit with various banks. The average interest rate on these lines of credit is 14%, although it may vary based on market conditions. These credit lines mature throughout 2009. As of December 31, 2008 and 2007, the outstanding balances were $27,213,250 and $15,902,490, respectively.

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

Contract under Guarantee

The Company has several contracts under guarantee.  These guarantees are made through the banks to meet certain conditions under the contracts with customers. The Company pays the guarantee fees to banks, normally 1.5% to 2% annually of guaranteed amount. These fees are recorded in general and administrative expenses. For the years ended December 31, 2008 and 2007, these fees totaled $347,168 and $295,301, respectively.

The Company has guaranteed a loan with a line of credit for approximately $5.6 million and $6.7 million for Cavico Mining, an equity investment entity, as of December 31, 2008 and December 31, 2007, respectively. The loan balances as of December 31, 2008 and December 31, 2007 were $2,128,859 and $5,232,366, respectively. The Company also had a receivable from Cavico Mining for $3,826,533 and $275,711 as of December 31, 2008  and December 31, 2007, respectively and payable due to Cavico Mining for $155,347 and $862,628 as of December 31, 2008  and December 31, 2007, respectively.

NOTE 15 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008 and 2007:
	2008	2007
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 18, 2009**to December 29, 2009 .	$5,721,798	$2,805,433

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 11% to 20%, maturity dates ranging from January 3, 2009** to June 25, 2012	1,452,718	2,841,273

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 11.4%, matures on April 25, 2009 and September 29, 2009	3,571,408	4,153,400

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment, annual interest rate of 13.2%, matured on October 31, 2008.	-	608,757

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 12% to 21%, maturity dates ranging from January 9, 2009** to December 31, 2009.	5,359,843	3,300,157

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	830,801	124,116

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rates ranging from 13% to 15%, matures on May 29, 2009 and September 28, 2009.	837,859	702,497

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 13.32%, matures on December 19, 2010, October 17, 2011	3,187,975	1,528,354

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,061,612	1,241,157

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 12.36% to 18%, maturity dates ranging from August 30, 2009 to November 21, 2009.	9,679,137	7,734,095

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 16.8% maturity dates ranging from October 25, 2010 to December 18, 2011.	1,103,440	2,297,120

Note payable to Agribank - Southern Hanoi Branch*, unsecured, annual interest rate of 12.36%, matured on August 3, \2008.	-	1,005,683

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	493,756	789,107

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 13.2%, maturity dates ranging from February 9, 2009** to August 10, 2009.	186,085	258,347

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	77,576	116,607

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 15%, matures on July 18, 2009 and December 12, 2009	3,715,132	1,706,359

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from 12.36% to 12.6%, matures on September 7, 2012 and December 13, 2011	1,938,877	709,309

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	125,366	414,340

Notes payable to Incombank-Yen Vien Branch, secured by machinery and equipment, annual interest rate of 10.5%, matured on January 11, 2008.	-	163,833

*  The bank must approve all funding and controls the use of funds.                       **These loans were paid off in 2009.

	2008	2007
Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 12%, matures on March 25, 2012	676,423	447,195

Notes payable to Vietnam Development Bank* – Son La Branch, unsecured, annual interest rate of 5.4%, matures on February 28, 2011, paid full in 2008.	-	286,478

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	8,835	15,514

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	37,845	50,670

Notes payable to Phuong Dong Commercial JS Bank, secured by machinery and equipment, annual interest rate of 14.4%, matured on January 4, 2008.	-	1,458,359

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on June 19, 2009.	589,032	2,234,082

Notes payable to Lung Lo Construction JSC*, unsecured, annual interest rate of 12%, matured on September 30, 2008	-	48,014

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 10.8%, matured on December 31, 2008. Currently negotiating to extend maturity date to March 25, 2009**.	543,264	528,852

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	127,693	224,219

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on May 30, 2009.	1,178,064	-

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on February 09, 2009**	618,484	-

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 11.28% to 16.8%, matures dates ranging from March 23, 2009** to November 19, 2009	4,492,027	-

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 16.2%, matures on December 31, 2011.	1,269,198	-

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 11.4%, matures on June 30, 2009	200,271	-

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12.75% and 15%, matures on March 18, 2009**	47,123	-

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	84,781	-

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 16.5%, matures on May 21, 2009	14,726	-

Notes payable to Ms Nguyen Thi Thuy An, secured by Habubank shares, annual interest rate of 14.4%, matured on September 30, 2008	-	1,117,041

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,305,481	2,138,791

Total Notes Payable	$54,536,630	$41,049,159

ST Note payable and current portion of LT notes, weighted average interest rates of 15.7% for 2008 and 11.9% for 2007	$46,813,145	$34,259,976

Long-term Notes Payable	$7,723,485	$6,789,183

*  The bank must approve all funding and controls the use of funds.                       **These loans were paid off in 2009.

Future maturities on long-term debt as of December 31 are as follows:
2009	$46,813,145
2010	3,025,556
2011	2,091,991
2012	1,594,241
2013	179,633
2014	832,063
$54,536,630

As of December 31, 2008, the amounts of long-term and short term notes payable  are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $334,196 and $242,656 and advances of $714,658 and $430,401 from various officers and directors of the Company as of December 31, 2008 and 2007, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $17,876 and $45,547 to officers and directors of the Company as of December 31, 2008 and 2007, respectively.

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

The Company has guaranteed a loan with line of credit for approximately $5.6 million and $6.7million for Cavico Mining, an equity investment entity, as of December 31, 2008 and December 31, 2007, respectively. The loan balances as of December 31, 2008 and December 31, 2007 were $2,128,859 and $5,232,366, respectively. The Company also had a receivable from Cavico Mining for $3,826,533 and $275,711 as of December 31, 2008  and December 31, 2007, respectively and payable due to Cavico Mining for $155,347 and $862,628 as of December 31, 2008  and December 31, 2007, respectively.

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

	Comprehensive Income (loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance, December 31, 2006	-	(13,045,894)	(245,243)	$2,033	$4,119,409	1,070,388	(8,099,307)
Shares issued for cash				893	9,115,828		9,116,721
Shares returned and reissued				(7)	7		-
Sale of share from noncontrolling interest						4,075,678	4,075,678
Dividend paid to noncontrolling interest						(74,376)	(74,376)
Net income	6,301,388	5,894,868				406,520	6,301,388
Acquisition of new subsidiary	100,021	100,021					100,021
Other comprehensive income:
Unrealized gain(loss) on securities	3,287,255		3,287,255			-	3,287,255
Foreign currency translation adjustment	161,862		39.096			122,766	161,862
Ending balance, December 31, 2007	$-	$(7,051,005)	$3,081,108	$2,919	$13,235,244	$5,600,977	$14,869,243

Net income	1,415,326	631,816	-			783,510	1,415,326
Shares issued for service				4	84,746	-	84,750
Shares issued for cash				125	299,875	-	300,000
Acquisition of new subsidiary	(219,140)	(219,140)				2,436,871	2,217,731
Dividend paid to noncontrolling interest						(372,492)	(372,492)
Sale of share from noncontrolling interest						1,891,800	1,891,800
Other comprehensive income:
Unrealized gain(loss) on securities	(6,352,628)	-	(6,352,628)	-	-	-	(6,352,628)
Foreign currency translation adjustment	(1,093,320)	-	(467,881)	-	-	(625,439)	(1,093,320)
Ending balance, December 31, 2008	$-	$(6,638,329)	$(3,739,401)	$3,048	$13,619,865	$9,715,228	$12,960,412

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

The principal components of the Company’s income tax provision at December 31, 2008 and 2007 are as follows:

	2008		2007
Current Taxes:
US Federal	$		$
US State
Vietnam		(2,392,347)		2,553,053
Total		$(2,392,347)		$2,553,053
Deferred Taxes:
US Federal
US State
Vietnam
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

A reconciliation of the statutory federal and state tax in the United States and Vietnam income tax rates to the Company’s effective tax rates is as follows:

	December 31, 2008	December 31, 2007
Tax on income/loss using federal income tax rate	(332,187)	3,010,510
Foreign tax rate difference	39,081	(354,178)
Permanent difference	1,035,677	318,451
PY accrual reversed in CY	(2,898,328)	—
Change in valuation allowance	(236,589)	(421,731)
Total	(2,392,347)	2,553,053
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

During the year ended December 31, 2008, the Vietnamese tax authorities determined that the Company’s tax obligation was lower than the Company’s originally estimated amount. The Company estimates the tax obligation based on 28% under Vietnamese law. During 2008, the Company recorded a tax benefit of $2,898,328 which was offset against the 2008 tax expense of $551,396. The Company uses a gross method to estimate the Company’s tax obligation assessed by Vietnam governmental authorities on sales in the income statement

NOTE 19- SEGMENT REPORTING

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

Following is a summary of segment information for the year ended December 31, 2008:

	Civil	Commercial
	Construction	Activities	Others	Unallocated	Total
Sales	$47,501,672	$4,435,264		$-	$51,936,936
Operating income/(loss)	3,750,877	(80,161)		(2,708,844)	961,872
Total Assets	47,157,104	4,686,363		47,657,423	99,500,890
Capital Expenditure	9,539,869	289,119	-	2,036,510	11,856,498
Interest Income	-	-	-	912,430	912,430
Interest Expense	63,032	436,532	-	2,034,498	2,534,062
Depreciation/Amortization	4,633,894	77,997	-	108,663	4,820,554

Following is a summary of segment information for the year ended December 31, 2007:

	Civil	Commercial
	Construction	Activities	Others	Unallocated	Total
Sales	$29,229,412	$2,295,662		$-	$31,525,074
Operating income/(loss)	2,861,833	178,563		(2,547,563)	492,833
Total Assets	51,618,588	2,373,984	-	26,298,972	80,291,544
Capital Expenditure	5,466,971	-	-	3,501,070	8,968,041
Interest Income	-	-		1,042,162	1,042,162
Interest Expense	364,112	221,083	-	1,784,145	2,369,340
Depreciation/Amortization	3,137,693	22,701	-	388,552	3,548,946

NOTE 20 – RESTATEMENTS

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

Balance Sheet as of December 31, 2007

	Previously	Net
	Reported	Change		Restated

ASSETS

Current Assets:
Cash	$1,412,201	$-		$1,412,201
Investments, available for sale	-	9,854,036	(d)(h)	9,854,036
Accounts receivable -trade- net	22,658,533	(14,999,262	) (a)(b)(e)(g)(k)(l)	7,659,271
Receivable - other	-	4,852,957	(e)(k)(p)	4,852,957
Inventory	28,300,733	(25,156,283	) (f)	3,144,450
Work in process	-	22,613,806	(f)	22,613,806
Receivables and advances from related parties	-	673,057	(g)	673,057
Other current assets	1,712,968	(100,000	) (h)	1,612,968
Total current assets	54,084,435	2,261,689		51,822,746

Fixed Assets:
Land development	3,195,654	797,537	(i)	3,993,191
Temporary housing assets	432,460	-		432,460
Machinery and equipment	20,671,611	-		20,671,611
Vehicles	12,666,344	-		12,666,344
Office and computer equipment	687,092	23,068	(o)	710,160
Less accumulated depreciation	(12,797,636)	(10,657	) (o)(b)	(12,808,293)
Net fixed assets	24,855,535	809,938		25,665,473

Intangible Assets:
Goodwill	-	921,703	(j)	921,703
Licenses - net	-	25,941	(k)(o)	25,941
Net Intangible Assets	-	947,644		947,644

Other Non Current Assets:
Investments, non-consolidated companies & JVs	11,228,489	(8,642,853	) (d)	2,585,636
Long-term retention receivables	-	7,770,407	(l)	7,770,407
Prepaid expenses	2,832,230	(921,703	) (j)	1,910,527
Long-term work in process	-	2,542,477	(f)	2,542,477
Other assets	5,433	1,267,661	(k)	1,273,094
Total other assets	14,066,152	2,015,989		16,082,141

TOTAL ASSETS	$93,006,122	1,511,882		$94,518,004

	Previously	Net
	Reported	Change		Restated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,722,479	(45,547	) (m)	$10,676,932
Accounts payable – related parties	-	45,547	(m)	45,547
Accrued expenses	6,349,801	(257,014	) (n)	6,092,787
Advances from customers	5,485,539	437,546	(p)	5,923,085
Payable to employees	2,412,672	-		2,412,672
Notes payable - current	41,871,176	(669,162	) (m)	41,202,014
Notes payable - related parties	452,201	604,162	(m)	1,056,363
Current portion of capital lease obligations	24,964	-		24,964
Total current liabilities	67,318,832	115,532		67,434,364

Long-Term Debt:
Capital lease obligations – long-term	39,243	-		39,243
Long-term debt	8,618,401	250,870	(c)	8,869,271
Total long-term debt	8,657,643	250,870		8,908,514

TOTAL LIABILITIES	75,976,475	366,403		76,342,878

Minority interest in subsidiaries	9,246,458	(439,482	) (q)	8,806,976

Stockholders’ Equity:
Preferred stock:$.001 par value – Class B,	-			-
100,000,000 authorized, none issued and outstanding				-
Common stock, $.001 par value; 300,000,000 shares authorized; 130,997,693 and 130,847,693 shares issued, 121,911,793 and 116,761,793 shares outstanding, respectively	130,848	(14,086	) (r)	116,762
Additional paid-in capital	13,107,315	14,086	(r)	13,121,401
Accumulated deficit	(6,038,484)	(911,764	) (s)	(6,950,248)
Accumulated other comprehensive income (loss)	583,509	2,496,726	(t)	3,080,235
Total stockholders' equity	7,783,189	1,584,962		9,368,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,006,122	1,511,882		$94,518,004

Statement of Operations and Comprehensive Income for the Year Ended December 31, 2007

	Previously	Net
	Reported	Change		Restated

Revenues:
Civil construction	$			$31,493,768
Mining construction				4,322,471
Commercial activities				2,034,367
Total revenue	37,850,606	-		37,850,606

Cost of Goods Sold:
Civil construction				27,187,859
Mining construction				2,682,428
Commercial activities				1,468,948
Total cost of goods sold	30,775,605	563,630	(a)	31,339,235

Gross Profit	7,075,001	(563,630)		6,511,371

Operating Expenses:
Selling expenses	82,703	-		82,703
General & administrative expenses	4,414,382	354,277	(b)	4,768,659
Total operating expenses	4,497,085	354,277		4,851,362

Total income from operations	2,577,916	(917,907)		1,660,009

Other income (expenses):
Gain on disposal of assets	119,986	-		119,986
Other income	31,141	-		31,141
Gain (loss) on sales of marketable securities	9,684,686	-		9,684,686
Loss on foreign currency exchange		(250,870	)(c)	(250,870)
Interest income	1,046,394	-		1,046,394
Interest expense	(2,926,198)	-		(2,926,198)
Total other income (expense)	7,956,009	(250,870)		7,705,139

Income before income taxes and minority interest	10,533,925	(1,168,777)		9,365,148

Income taxes benefit (expense)	(2,941,959)	(257,014	)(n)	(2,684,945

Income before minority interest	7,591,967	(911,764)		6,680,203

Minority interest in consolidated subsidiaries	(785,335)	-		(785,335)

Net income	$6,806,632	(911,764)		$5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	-	3,287,255	(t)	3,287,255
Foreign currency translation adjustment	-	38,223	(u)	38,223
Comprehensive income (loss)	$-	9,220,346		$9,220,346

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	129,358,134	(14,085,900)		$115,272,234

Net income per common share-basic and diluted	$$0.05	-		$0.05

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

(u) Correction of error to record the changes in foreign exchange translation adjustment in the amount of $38,223.

Statement of Cash Flows for the Year Ended December 31, 2007

	Previously
	reported	Net change	Restated
Cash Flows From Operating Activities:
Net income	$6,806,632	(126,429)	$	$ 6,680,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,661,372	-		4,661,372
Change in provisions for uncollectible receivables	(270,752)	354,277		83,525
Gain on sale of fixed assets	(119,986)	-		(119,986)
(Gain) loss from other investment activities	(9,684,686)	-		(9,684,686)
Minority interest in net income	785,335	(785,335)		-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,275,363)	565,567		(9,709,796)
Increase in inventory	(7,437,271)	6,808,957		(628,314)
Increase in work in progress	-	(6,808,957)		(6,808,957)
Decrease (increase) in other assets	(1,792,742)	-		(1,792,742)
Increase in advances from customer	-	4,792,728		4,792,728
Increase in payable to employees	-	48,346		48,346
Increase in minority interest	6,298,517	(6,298,517)		-
Increase(decrease) in accounts payables and accrued expenses	7,043,715	(4,660,542)		2,383,173
Net Cash Used in Operating Activities	(3,985,229)	(6,109,905)		(10,095,134)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(8,641,203)	(726,1710)		(9,367,374)
Cash acquired in consolidation of new entities	34,913	-		34,913
Proceeds from withdrawals of investments in nonconsolidated companies	15,121,687	-		15,121,687
Purchase of investments in nonconsolidated companies and joint stock company	(12,054,906)	-		(12,054,906)
Proceeds from sales of fixed assets	-	726,171-		726,171
Net Cash Used in Investing Activities	(5,539,509)	—		(5,539,509)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	-	5,859,035		5,859,035
Proceeds from shares issued	9,131,721	—		9,131,721
Proceeds from notes payable	66,423,183	250,870		66,674,053
Proceeds from notes payable - related parties	3,234,948	—		3,234,948
Payments of notes payable- others	(63,949,376)	—		(63,949,376)
Payments of notes payable- related parties	(4,532,503)	—		(4,532,503)
Payments of capital leases obligations	(126,158)	-		(126,158)
Net Cash Provided By Financing Activities	10,181,815	6,109,905		16,291,720

Increase in Cash	657,077	-		657,077

Cash at Beginning of period	716,901	-		716,901
Effect of foreign currency translation	38,223	-		38,223

Cash at End of period	$1,412,201	-		$1,412,201

Supplemental Cash Flow Information:
Interest paid	$5,417,369	-		$5,417,369
Taxes paid	$500,366	-		$500,366

 The financial statements for the years ended December 31, 2008 and 2007 were restated to exclude Cavico Mining which was included in consolidation as a subsidiary of the Company in the previously issued financial statements.  This determination was based on FIN46R analysis which concluded that the Company is not a primary beneficiary.

Effects on previously issued 2008 and 2007 financial statements as follows:

	2008	2007

Decrease in revenue	$(6,069,333)	$(6,325,532)
Decrease in cost of sales	4,310,029	4,833,941
Decrease in general administrative expenses	407,865	324,415
Increase in other income	732,222	656,469
Subtotal	(619,217)	(510,707)
Income tax effect of restatement	108,525	131,892
Increase in net income	$-	$-

Balance Sheet as of December 31, 2007

	Previously	Net
	Restated	Change	Restated

ASSETS

Current Assets:
Cash	1,412,201	(54,811)	1,357,390
Investments, available for sale	9,854,036	-	9,854,036
Equity method investment in Cavico Mining		1,565,060	1,565,060
Accounts receivable -trade- net	7,659,271	(1,405,374)	6,253,897
Receivable - other	4,852,957	(854,047)	3,998,910
Inventory	3,144,450	(705,507)	2,438,943
Work in process	22,613,806	(3,085,939)	19,527,867
Receivables and advances from related parties	673,057	-	673,057
Other current assets	1,612,968	(9,864)	1,603,104
Total current assets	51,822,746	(4,550,482)	47,272,264

Fixed Assets:
Land development	3,993,191	(262,451)	3,730,740
Temporary housing assets	432,460	(313,190)	119,270
Machinery and equipment	20,671,611	(2,828,660)	17,842,951
Vehicles	12,666,344	(5,818,227)	6,848,117
Office and computer equipment	710,160	(57,559)	652,601
Less accumulated depreciation	(12,808,293)	4,152,618	(8,655,675)
Net fixed assets	25,665,473	(5,127,469)	20,538,004

Intangible Assets:
Goodwill	921,703	(105,498)	816,205
Licenses – net	25,941	-	25,941
Net Intangible Assets	947,644	(105,498)	842,146

Other Non Current Assets:
Investments, cost method	2,585,636	(473,811)	2,111,825
Long-term retention receivables	7,770,407	(555,313)	7,215,094
Prepaid expenses	1,910,527	(1,047,253)	863,274
Long-term work in process	2,542,477	(2,193,250)	349,227
Other assets	1,273,094	(173,384)	1,099,710
Total other assets	16,082,141	(4,443,011)	11,639,130

TOTAL ASSETS	94,518,004	(14,226,460)	80,291,544

	Previously	Net
	Reported	Change	Restated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,676,932	(336,012)	$10,340,920
Accounts payable – related parties	45,547		45,547
Accrued expenses	6,092,787	(866,739)	5,226,048
Advances from customers	5,923,085	(340,093)	5,582,992
Payable to employees	2,412,672	(316,364)	2,096,308
Notes payable - current	41,202,014	(6,942,038)	34,259,976
Notes payable - related parties	1,056,363	-	1,056,363
Current portion of capital lease obligations	24,964	-	24,964
Total current liabilities	67,434,364	(8,801,246)	58,633,118

Long-Term Debt:
Capital lease obligations – long-term	39,243	(39,243)	-
Long-term debt	8,869,271	(2,080,088)	6,789,183
Total long-term debt	8,908,514	(2,119,331)	6,789,183

TOTAL LIABILITIES	76,342,878	(10,920,577)	65,422,301

Minority interest in subsidiary	8,806,976	(3,205,999)	5,600,977

Stockholders’ Equity:
Preferred stock:$.001 par value – Class B,	-	-	-
25,000,000 authorized, none issued and outstanding
Common stock, $.001 par value; 300,000,000 shares
authorized; 3,274,942 and 3,271,192 shares issued respectively	116,762	(113,843)	2,919
Additional paid-in capital	13,121,401	113,843	13,235,244
Accumulated deficit	(6,950,248)	(100,757)	(7,051,005)
Accumulated other comprehensive income (loss)	3,080,235	873	3,081,108
Total stockholders' equity	9,368,150	99,884	9,268,266

TOTA LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,518,004	(14,226,460)	$80,291,544

Statement of Operations and Comprehensive Income for the Year Ended December 31, 2007

	Previously	Net
	Reported	Change	Restated

Revenues:
Civil construction	$31,493,768	(2,264,356)	29,229,412
Mining construction	4,322,471	(4,322,471)	-
Commercial activities	2,034,367	261,295	2,295,662
Total revenue	37,850,606	(6,325,53)	31,525,074

Cost of Goods Sold:
Civil construction	27,187,859	(2,438,313)	24,749,546
Mining construction	2,682,428	(2,682,428)	-
Commercial activities	1,468,948	286,800	1,755,748
Total cost of goods sold	31,339,235	(4,833,941)	26,505,294

Gross Profit	6,511,371	(1,491,591)	5,019,800

Operating Expenses:
Selling expenses	82,703	-	82,703
General & administrative expenses	4,768,659	(324,415)	4,444,244
Total operating expenses	4,851,362	(324,415)	4,526,947

Total income from operations	1,660,009	(1,167,176)	492,833

Other income (expenses):
Gain on disposal of assets	119,986	25,306	145,292
Other income	31,141	-	31,141
Income(loss) from investment in Cavico Mining	-	156,763	156,763
Gain (loss) on sales of marketable securities	9,684,686	(74,410)	9,610,276
Loss on foreign currency exchange	(250,870)	(3,816)	(254,686)
Interest income	1,046,394	4,232	1,042,162
Interest expense	(2,926,198)	556,858	(2,369,340)
Total other income (expense)	7,705,139	656,469	8,361,608

Income before income taxes and minority interest	9,365,148	(510,707)	8,854,441

Income taxes benefit (expense)	(2,684,945)	131,892	(2,553,053)

Income before minority interest	6,680,203	(378,815)	6,301,388

Minority interest in consolidated subsidiaries	(785,335)	378,815	(406,520)

Net income	$5,894,868	-	5,894,868
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	3,287,255	-	3,287,255
Foreign currency translation adjustment	38,223	873	39,096
Comprehensive income (loss)	$9,220,346	873	9,221,219

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	115,272,234	(112,390,428)	2,881,806
Net income per common share-basic and diluted	$0.05	$2.00	$2.05

Statement of Cash Flows for the Year Ended December 31, 2007
	Previously
	reported	Net change	Restated
Cash Flows From Operating Activities:
Net income	$6,680,203	(378,815)	$6,301,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,661,372	(1,112,426)	3,548,946
Change in provisions for uncollectible receivables	83,525	-	83,525
Gain on sale of fixed assets	(119,986)	(25,306)	(145,292)
(Gain) loss from other investment activities	(9,684,686)	74,410	(9,610,276)
Income from equity method investment in Cavico Mining		(156,763)	(156,763)
Stock issued for services			-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(9,709,796)	758,878	(8,950,918)
Increase in inventory	(628,314)	2,202,240	1,573,926
Increase in work in progress	(6,808,957)	(170,538)	(6,979,495)
Decrease (increase) in other assets	(1,792,742)	376,880	(1,415,862)
Increase in advances from customer	4,792,728	(337,348)	4,455,380
Increase in payable to employees	48,346	44,526	92,872
Increase(decrease) in accounts payables and accrued expenses	2,383,173	1,266,350	3,649,523
Net Cash Used in Operating Activities	(10,095,134)	2,542,088	(7,553,046)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(9,367,374)	399,333	(8,968,041)
Cash acquired in consolidation of new entities	34,913	-	34,913
Proceeds from withdrawals of investments in nonconsolidated companies	15,121,687	(74,410)	15,047,277
Purchase of investments in nonconsolidated companies and joint stock company	(12,054,906)	478,280	(11,576,626)
Proceeds from sales of fixed assets	726,171	-	726,171
Net Cash Used in Investing Activities	(5,539,509)	803,203	(4,736,306)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	5,859,035	(1,783,357)	4,075,678
Payments of dividends to noncontrolling interests		(74,376)	(74,376)
Proceeds from shares issued	9,131,721	-	9,131,721
Proceeds from notes payable	66,674,053	(12,017,953)	54,656,100
Proceeds from notes payable - related parties	3,234,948	-	3,234,948
Payments of notes payable- others	(63,949,376)	(10,608,135)	(53,341,241)
Payments of notes payable- related parties	(4,532,503)	-	(4,532,503)
Payments of capital leases obligations	(126,158)	(22,614)	(148,772)
Net Cash Provided By Financing Activities	16,291,720	(3,290,165)	13,001,555

Increase in Cash	657,077	55,126	712,203

Cash at Beginning of period	716,901	(110,810)	606,091
Effect of foreign currency translation	38,223	873	39,096

Cash at End of period	$1,412,201	(54,811)	$1,357,390

Supplemental Cash Flow Information:
Interest paid	$5,417,369	-	$5,417,369
Taxes paid	$500,366	-	$500,366

Balance Sheet as of December 31, 2008

	Previously	Net
	Reported	Change	Restated
	2008		2008
ASSETS

Current Assets:
Cash	$3,148,985	(146,746)	$3,002,239
Investments, available for sale	1,820,406	-	1,820,406
Equity method investment in Cavico Mining	-	1,461,292	1,461,292
Accounts receivable -trade- net	9,184,339	2,346,249	11,530,588
Receivable - other	7,491,803	(403,574)	7,088,229
Inventory	3,940,768	(520,386)	3,420,382
Work in process	29,606,602	(12,046,855)*	17,559,747
Receivables and advances from related parties	1,088,596	(39,742)	1,048,854
Other current assets	1,602,272	(178,590)	1,423,682
Total current assets	57,883,771	(9,528,352)	48,355,419

Fixed Assets:
Land and building development costs	8,925,718	(216,193)	8,709,525
Temporary housing assets	548,642	(298,680)	249,962
Machinery and equipment	26,411,441	(3,573,835)	22,837,606
Vehicles	12,211,356	(5,305,668)	6,905,688
Office and computer equipment	780,756	(65,381)	715,375
	48,877,913	(9,459,757)	39, 418,156
Less accumulated depreciation	(16,973,105)	4,922,168	(12,050,937)
Net fixed assets	31,904,808	(4,537,589)	27, 367,219

Intangible Assets:
Goodwill	855,947	(88,943)	767,004
Licenses - net	301,885	(1)	301,884
Net Intangible Assets	1,157,832	(88,944)	1,068,888

Other Non Current Assets:
Investments, cost method	3,065,516	(465,924)	2,599,592
Long-term retention receivables	14,933,897	(891,790)	14,042,107
Prepaid expenses	2,530,944	(805,284)	1,725,660
Long-term work in process	547,693	3,032,106 *	3,579,799
Other assets	763,604	(1,398)	762,206
Total other assets	21,841,654	(867,710)	22,709,364

TOTAL ASSETS	$112,788,065	(13,287,175)	$99, 500,890

	Previously	Net
	Reported	Change	Restated
	2008		2008
LIABILITIES

Current Liabilities:
Accounts payable	$10,214,130	(1,302,439)	$8,911,691
Accounts payable – related parties	20,520	(2,644)	17,876
Accrued expenses	4,485,336	(281,371)	4,203,965
Advances from customers	15,102,331	(11,340,305)*	3,762,026
Payable to employees	4,220,124	(329,149)	3,890,975
Notes payable - current	50,141,069	(3,327,924)	46,813,145
Notes payable - related parties	208,667	-	208,667
Current portion of capital lease obligations	112,617	(10,980)	101,637
Total current liabilities	84,504,794	(16,594,812)	67,909,982

Long-Term Debt:
Long-term advances from customer	-	10,652,992 *	10,652,992
Capital lease obligations – long-term	269,307	(15,287)	254,020
Long-term debt	9,240,394	(1,516,909)	7,723,485
Total long-term debt	9,509,701	(9,120,797)	18,630,497

TOTAL LIABILITIES	94,014,495	(7,474,015)	86,540,479

Minority interest in subsidiaries	15,562,700	(5,847,472)	9,715,228

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-		-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	3,048	-	3,048
Additional paid-in capital	13,619,865	-	13,619,865
Accumulated deficit	(6,547,740)	(90,589)	(6,638,329)
Accumulated other comprehensive income (loss)	(3,864,303)	124,902	(3,739,401
Total stockholders' equity	3,210,870	34,313	3, 245,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,788,065	(13,287,175)	$99,500,890

*Long -term portion was reclassified

Statement of Operations and Comprehensive Income for the Year Ended December 31, 2008

	Previously	Net
	Reported	Change	Restated
	2008		2008
Revenues:
Civil construction	$50,430,360	(2,928,688)	$47,501,672
Mining construction	4,259,850	(4,259,850)	-
Commercial activities	3,316,059	1,119,205	4,435,264
Total revenue	58,006,269	(6,069,333)	51,936,936

Cost of Goods Sold:
Civil construction	42,461,358	(2,009,583)	40,451,775
Mining construction	3,315,077	(3,315,077)	-
Commercial activities	2,936,481	1,014,631	3,951,112
Total cost of goods sold	48,712,916	(4,310,029)	44,402,887

Gross Profit	9,293,353	(1,759,304)	7,534,049

Operating Expenses:
Selling expenses	78,779	-	78,779
General & administrative expenses	6,901,263	(407,865)	6,493,398
Total operating expenses	6,980,042	(407,865)	6,572,177

Total income from operations	2,313,311	(1,351,439)	961,872

Other income (expenses):
Gain on disposal of assets	44,471	(126)	44,345
Other income	34,675	10,583	45,258
Income from investment in Cavico Mining	-	130,131	130,131
Gain (loss) on sales of marketable securities	(439,934)	-	(439,934)
Loss on foreign currency exchange	(100,982)	3,941	(97,061)
Interest income	891,898	20,532	912,430
Interest expense	(3,101,243)	567,181	(2,534,062)
Total other income ( expense)	(2,671,115)	732,222	(1,938,893)

Income before income taxes and noncontrolling interest	(357,804)	(619,217)	(977,021)

Income taxes benefit (expense)	2,283,822	108,525	2, 392,347

Income before noncontrolling interest	1,926,018	(510,692)	1, 415,326

Net income attributable to noncontrolling interest	(1,294,202)	510,692	(783,510)

Net income attributable to Cavico Corp.	$631,816	-	$631,816
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(6,352,628)	-	(6,352,628)
Foreign currency translation adjustment	(591,910)	124,029	(467,881)
Comprehensive income (loss)	$(6,312,722)	124,029	$(6,188,693)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	2,941,726		2,941,726
Net income per common share-basic and diluted	$0.21	-	$0.21

Statement of Cash Flows Statement of Cash Flows for the Year Ended December 31, 2008

	Previoysly	Net
	Stated	Change	Restated
Cash Flows From Operating Activities:
Net income	$1,926,018	$(510,692)	$1,415,326
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,985,845	(1,165,291)	4,820,554
Change in provisions for uncollectible receivables	212,828	-	212,828
Gain on sale of fixed assets	(44,471)	126	(44,345)
(Gain) loss from other investment activities	439,934		439,934
Income from equity method investment in Cavico Mining		(130,131)	(130,131
Stock issued for services	84,750	-	84,750
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(12,403,280)	(3,827,798)	(16,231,078)
Increase in inventory	(1,004,665)	(155,379)	(1,160,044
Increase in work in progress	(6,608,044)	(4,168,171)	(2,439,873)
Decrease (increase) in other assets	(483,266)	(27,671)	(510,937)
Increase in advances from customer	10,135,499	379,460	9,756,039
Increase in payable to employees	2,009,274	(30,051)	1,979,223
Increase(decrease) in accounts payables and accrued expenses	(1,086,017)	(335,402)	(1,421,419
Net Cash Used in Operating Activities	(835,595)	(2,393,578)	(3,229,173)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(13,053,533)	1,197,035	(11,856,498)
Cash acquired in consolidation of new entities	49,688	-	49,688
Proceeds from withdrawals of investments in nonconsolidated companies	179,360	(13,797)	165,563
Purchase of investments in nonconsolidated companies and joint stock company	(472,592)	(462,409)	(935,001)
Proceeds from sales of fixed assets	527,718	(164,590)	363,128
Net Cash Used in Investing Activities	(12,769,359)	556,239	(12,213,120)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	3,795,675	(1,903,875)	1,891,800
Payments of dividends to noncontrolling interests	-	(372,492)	(372,492)
Proceeds from shares issued	300,000	-	300,000
Proceeds from notes payable	84,818,167	(8,615,619)	76,202,548
Proceeds from notes payable - related parties	2,660,802	-	2,660,802
Payments of notes payable- others	(73,082,393)	12,619,288	(60,463,105)
Payments of notes payable- related parties	(2,925,434)	-	(2,925,434)
Payments of capital leases obligations	(76,908)	11,431	(65,477)
Net Cash Provided By Financing Activities	15,489,909	1,738,733	17,228,642

Increase in Cash	1,884,955	98,606	1,786,349

Cash at Beginning of period	1,412,201	(54,811)	1,357,390
Effect of foreign currency translation	(148,171)	6,671	(141,500)

Cash at End of period	$3,148,985	146,746	$3,002,239

Supplemental Cash Flow Information:
Interest paid	$8,890,961	(939,140)	$7,951,821
Taxes paid	$124,590	(80,754)	$43,836

Effects of excluding Cavico Mining from consolidation on previously issued unaudited quarterly financial statements for 2008 are as follows:

Period ended March 31, 2008;

Balance Sheet as of March 31, 2008

	Previously	Net
	Stated	Change	Restated

Total current assets	68,334,499	(9,044,951)	59,289,548

Net fixed and intangible assets	26,984,212	(5,689,048)	21,295,164

Total other assets	7,041,129	(974,725)	6,066,404

TOTAL ASSETS	$102,359,841	(15,708,725)	$86,651,116

Total current liabilities	74,843,764	(9,929,964)	64,913,800

Total long-term debt	10,138,396	(2,379,661)	7,758,735

TOTAL LIABILITIES	84,982,160	(12,309,625)	72,672,535

Minority interest in subsidiaries	9,548,630	(3,296,445)	6,252,185

Total stockholders' equity	7,829,051	(102,655)	7,726,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	102,359,841	(15,709,725)	$86,651,116

Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2008

	Previously	Net
	Stated	Change	Restated

Total revenue	8,243,232	(879,318)	7,363,914

Total cost of goods sold	6,088,562	(457,817)	5,630,745

Gross Profit	2,154,670	(421,501)	1,733,169

Total operating expenses	1,470,271	(117,142)	1,353,129

Total income from operations	684,399	(304,359)	380,040

Net income attributable to Cavico Corp.	$61,309	-	$61,309

Comprehensive income(loss) attributable to Cavico Corp	$383,437	(340,347)	43,090

Net income per common share-basic and diluted	$0.00	0.02	$0.02

Statement of Cash Flows Statement of Cash Flows for the Period Ended March 31, 2008

	Previously	Net
	Stated	Change	Restated

Net Cash Used in Operating Activities	513,982	142,065	656,017

Net Cash Used in Investing Activities	(4,038,478)	598,962	(3,439,516)

Net Cash Provided By Financing Activities	4,121,888	(1,214,870)	2,907,018

Increase (decrease) in Cash	597,392	(473,873)	123,519

Cash at Beginning of Period	1,412,201	(54,811)	1,357,390

Effect of foreign currency translation	126,187	(1,897)	124,290

Cash at the End of Period	2,135,780	(530,581)	1,605,199

Period ended June 30, 2008;

Balance Sheet as of June 30, 2008

	Previously	Net
	Stated	Change	Restated

Total current assets	67,881,072	(10,048,802)	57,832,270

Net fixed and intangible assets	29,684,243	(5,039,625)	24,644,618

Total other assets	5,648,206	(3,953,766)	1,494,440

TOTAL ASSETS	$103,213,522	(16,532,109)	$86,681,413

Total current liabilities	73,795,877	(8,420,601)	65,375,276

Total long-term debt	10,970,688	(2,289,282)	8,681,406

TOTAL LIABILITIES	84,766,565	(10,709,883)	74,056,682

Minority interest in subsidiaries	14,478,538	(5,791,190)	8,687,348

Total stockholders' equity	3,968,419	(31,036)	3,937,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	103,213,522	(16,532,109)	$86,681,413

Statement of Operations and Comprehensive Income for the Six Months Ended June 30, 2008

	Previously	Net
	Stated	Change	Restated

Total revenue	27,749,129	(4,126,513)	23,622,616

Total cost of goods sold	22,097,822	(3,188,641)	18,909,181

Gross Profit	5,651,307	(937,872)	4,713,435

Total operating expenses	3,129,329	(240,597)	2,888,732

Total income from operations	2,521,978	(697,276)	1,824,702

Net income attributable to Cavico Corp.	$596,114	-	$596,114

Comprehensive income(loss) attributable to Cavico Corp	$(3,878,403)	68,847	(3,809,556)

Net income per common share-basic and diluted	$0.01	0.19	$0.20

Statement of Operations and Comprehensive Income for the Three Months Ended June 30, 2008

	Previously	Net
	Stated	Change	Restated

Total revenue	19,505,897	(3,247,196)	16,258,701

Total cost of goods sold	16,009,260	(2,730,824)	13,278,436

Gross Profit	3,496,637	(516,371)	2,980,266

Total operating expenses	1,659,058	(123,455)	1,535,603

Total income from operations	1,837,579	(392,917)	1,444,662

Net income attributable to Cavico Corp.	$534,805	-	$534,805

Comprehensive income(loss) attributable to Cavico Corp	$(4,261,840)	409,194	(3,852,646)

Net income per common share-basic and diluted	$0.00	0.18	$0.18

Statement of Cash Flows Statement of Cash Flows for the Period Ended June 30, 2008

	Previously	Net
	Stated	Change	Restated

Net Cash Used in Operating Activities	(2,972,218)	1,561,843	(1,410,374)

Net Cash Used in Investing Activities	(7,436,375)	461,093	(6,975,282)

Net Cash Provided By Financing Activities	9,836,188	(2,029,712)	7,806,476

Increase (decrease) in Cash	(572,405)	(6,775)	(579,180)

Cash at Beginning of Period	1,412,201	(54,811)	1,357,390

Effect of foreign currency translation	(18,999)	1,505	(17,494)

Cash at the End of Period	820,797	(60,081)	760,716

Period ended September 30, 2008;

Balance Sheet as of September 30, 2008

	Previously	Net
	Stated	Change	Restated

Total current assets	60,333,856	151,668	60,485,524

Net fixed and intangible assets	31,787,466	(4,836,451)	26,951,015

Total other assets	15,642,085	(10,985,184)	4,656,901

TOTAL ASSETS	$107,763,407	(15,669,967)	$92,093,440

Total current liabilities	74,098,609	(7,359,670)	66,738,939

Total long-term debt	12,233,373	(2,266,367)	9,967,006

TOTAL LIABILITIES	86,331,982	(9,626,037)	76,705,945

Minority interest in subsidiaries	16,715,444	(6,012,933)	10,702,511

Total stockholders' equity	4,715,981	(30,997)	4,684,984

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	107,763,407	(15,669,967)	$92,093,440

Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2008

	Previously Stated	Net Change	Restated

Total revenue	42,464,110	(4,760,223)	37,703,887

Total cost of goods sold	35,258,644	(3,546,859)	31,711,785

Gross Profit	7,205,466	(1,213,364)	5,992,102

Total operating expenses	4,870,014	(339,472)	4,530,542

Total income from operations	2,335,452	(873,892)	1,461,560

Net income attributable to Cavico Corp.	$745,098	-	$745,098

Comprehensive income(loss) attributable to Cavico Corp	$(3,116,884)	68,887	(3,047,997)

Net income per common share-basic and diluted	$0.26	-	$0.26

Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2008

	Previously Stated	Net Change	Restated

Total revenue	14,714,981	(633,710)	14,081,271

Total cost of goods sold	13,160,822	(358,218)	12,802,604

Gross Profit	1,554,159	(275,492)	1,278,667

Total operating expenses	1,740,685	(98,876)	1,641,809

Total income from operations	(186,526)	(176,616)	(363,142)

Net income attributable to Cavico Corp.	148,985	-	$148,985

Comprehensive income(loss) attributable to Cavico Corp	761,519	1,040	762,559

Net income per common share-basic and diluted	0.05	-	$0.05

Statement of Cash Flows Statement of Cash Flows for the Period Ended September 30, 2008

	Previously	Net
	Stated	Change	Restated

Net Cash Used in Operating Activities	(1,824,903)	(963,852)	(2,788,755)

Net Cash Used in Investing Activities	(8,735,674)	973,420	(9,709,094)

Net Cash Provided By Financing Activities	11,020,527	1,933,117	12,953,644

Increase (decrease) in Cash	459,950	(4,155)	455,795

Cash at Beginning of Period	1,412,201	(52,811)	1,357,390

Effect of foreign currency translation	(47,670)	1,410	(46,260)

Cash at the End of Period	1,824,481	(57,556)	1,766,925

The Company’s ownership fell below 50% in the second quarter of 2007. Effects of excluding Cavico Mining from consolidation on previously issued unaudited quarterly financial statements for the second and third quarter of 2007 are as follows:

Balance Sheet as of June 30, 2007

	Previously	Net
	Stated	Change	Restated

Total current assets	42,935,298	(7,240,313)	35,694,985

Net fixed and intangible assets	21,850,550	(5,688,861)	16,161,689

Total other assets	7,393,050	(1,594,295)	5,798,755

TOTAL ASSETS	$72,178,898	(12,414,560)	$59,764,338

Total current liabilities	55,048,332	(7,598,210)	47,450,122

Total long-term debt	12,332,782	(2,195,532)	10,137,250

TOTAL LIABILITIES	67,381,114	(9,793,743)	57,587,371

Minority interest in subsidiaries	3,856,891	(2,513,499)	1,343,392

Statement of Operations and Comprehensive Income for the Six Months Ended June 30, 2007

	Previously Stated	Net Change	Restated

Total revenue	12,409,356	(2,444,324)	9,965,032

Total cost of goods sold	7,593,806	(1,783,940)	5,809,866

Gross Profit	4,815,550	(666,259)	4,149,291

Total operating expenses	4,380,617	(110,736)	4,269,881

Total income from operations	434,933	(290,198)	144,735

Net income attributable to Cavico Corp.	702,158	-	$702,158

Weighted number of outstanding shares	127,650,492	(124,459,230)	3,191,262

Net income per common share-basic and diluted	0.01	0.21	$0.22

Statement of Operations and Comprehensive Income for the Three Months Ended June 30, 2007

	Previously Stated	Net Change	Restated

Total revenue	7,602,125	(1,343,297)	6,258,828

Total cost of goods sold	5,072,831	(968,816)	4,104,015

Gross Profit	2,529,294	(377,350)	2,151,944

Total operating expenses	2,261,371	(66,551)	2,194,820

Total income from operations	267,923	(169,670)	98,253

Net income attributable to Cavico Corp.	191,538	-	$191,538

Weighted number of outstanding shares	131,061,403	(127 ,784,868)	3,276,535

Net income per common share-basic and diluted	0.00	0.06	$0.06

Balance Sheet as of September 30, 2007

	Previously	Net
	Stated	Change	Restated

Total current assets	49,520,229	(8,830,052),	40,690,177

Net fixed and intangible assets	22,814,781	(5,436,871)	17,377,910

Total other assets	10,211,004	(1,667,743)	8,543,261

TOTAL ASSETS	$82,546,014	(13,736,744)	$68,809,270

Total current liabilities	59,545,031	(8,904,641)	50,640,390

Total long-term debt	11,098,985	(2,215,315)	8,883,670

TOTAL LIABILITIES	70,644,016	(11,119,956)	59,524,060

Minority interest in subsidiaries	7,689,758	(2,466,050)	5,223,708

Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2007

	Previously Stated	Net Change	Restated

Total revenue	20,123,277	(3,682,720)	16,440,557

Total cost of goods sold	12,370,036	(2,617,601)	9,752,435

Gross Profit	7,753,241	(1,072,048)	6,681,193

Total operating expenses	6,667,084	(178,740)	6,488,344

Total income from operations	1,086,157	(463,334)	622,823

Net income attributable to Cavico Corp.	4,118,814	-	$4,118,814

Weighted number of outstanding shares	128,823,843	(125,603,247)	3,220,596

Net income per common share-basic and diluted	0.03	1.25	$1.28

Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2007

	Previously Stated	Net Change	Restated

Total revenue	7,713,921	(1,238,396)	6,475,525

Total cost of goods sold	4,776,230	(833,661)	3,942,569

Gross Profit	2,937,691	(405,790)	2,531,901

Total operating expenses	2,286,467	(289,476)	1,996,991

Total income from operations	651,224	(173,136)	478,088

Net income attributable to Cavico Corp.	3,416,655	-	$3,416,655

Weighted number of outstanding shares	131,132,282	(127,853,975)	3,278,307

Net income per common share-basic and diluted	0.03	1.01	$1.04

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

On November 23, 2009, the Company, Cavico Vietnam, the Company’s wholly-owned subsidiary, and Cavico Mining and Construction JSC, entered into a Securities Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Mining a total of 4,000,000 shares of Mining at 80% of average ten days closing price before the date which Cavico Mining makes public this information in HOSE exchange  in exchange for debt owed to the Company and its subsidiaries by Mining or cash, at the Company’s discretion. The purchase price will not be lower than book value per share of 16,640 VND and will not exceed 21,000 VND per share. At the conclusion of transactions contemplated by the Securities Purchase Agreement, the Company and its subsidiaries will own 50% of the total issued and outstanding ordinary shares of Mining. This agreement is conditional on an approval from shareholders of Cavico Mining.

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

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. As previously disclosed in a Current Report on Form 8-K , which we filed on December 11, 2009 and as described in our Explanatory Note to this Form 10-K/A and Note 20 to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the "Commission"), we determined that accounting errors were made in connection with accounting for and disclosing  the  consolidation as a variable interest entity of a  less than  50% equity ownership in Cavico Mining and Construction JSC,  during the years ended December 31, 2008 and 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of December 31, 2008 and 2007  and for the two years ended  December 31, 2008  as well as our consolidated unaudited financial statements as of September 30, 2009 and 2008; June 30, 2009 and 2008; and March 31, 2009 and 2008.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2008:

•	We lack an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
•	There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese accounting standards to GAAP.
•
We lack the accounting personnel that have appropriate knowledge of GAAP and had not fully implemented its transition to GAAP and were required to record certain adjustments to the December 31, 2008 and 2007 financial statements to bring them into compliance.

MANAGEMENT'S REMEDIATION INITIATIVES

Subsequent to the date of the financial statements, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities  and employing June Kim, a certified public accountant as Chief Financial Officer in the United States.  She is both familiar with GAAP and with Company through her service as an independent director.  We are also reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Vietnamese accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.  We expect to retain a qualified consultant in the near future.

The Company also elevated Bao Quoc Tran, a highly qualified professional in Vietnamese accounting to the position of Principal Accounting Officer to improve the Company’s ability to add resources to the Company’s internal control capabilities.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K as amended fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b)	Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Current Position/Office	Position Held Since
Ha Quang Bui	45	CEO/Chairman	April 28, 2006
Hung Manh Tran	46	Executive Vice-President/Director	April 28, 2006
Timothy Pham	42	Vice-President/Director	April 28, 2006
Hieu Van Phan	44	Vice-President	April 28, 2006
Hai Thanh Tran	46	Vice-President	April 28, 2006
Giang Linh Bui	37	Vice-President	April 28, 2006
June Kim	53	Chief Financial Officer	September 3, 2009
Tuan Duong Hoang	45	Director	May 2007
Thanh Binh Huynh	53	Director	May 2007
Madhava Rao Mankal	58	Director	October 2007
Phillip Bolles	66	Director	November 13, 2009

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

Phillip Bolles. Phillip Bolles has been a director of Cavico Corp. since November 2009. Mr. Bolles has been the Managing Consultant of Global Commercial Strategies Group from 1992 through the present. During that time, he served as the Chief Financial Officer of Retail Pro, Inc. from April 2007 through January 2008. He holds a Bachelor of Science degree in Accounting, with Honors from the University of San Diego.

Messrs. Ha Quang Bui and Giang Linh Bui are brothers.

During the year 2008, Madhava Rao Mankal received 1,250  shares of the Company’s common stock valued at $9,750 for his service.

Employment Agreements

Each of our executives has entered into an employment agreement with us. Each agreement is on at will basis subject to termination upon 30 day notice. The executives are entitled to vacation and personal and sick days as well as standard health benefits and insurance available to all of our employees. Each agreement contains standard confidentiality provisions.

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Executive Officer/Chairman	$77,246	*
Hung Manh Tran	Executive Vice-President/Director	$63,599	**
Hieu Van Phan	Vice-President/Director	$46,549	***
Hai Thanh Tran	Vice-President/Director	$50,439	***
Giang Linh Bui	Vice-President/Director	$27,417	***
Timothy Pham	Vice-President/Director	$60,000

* $70,000 payable by Cavico Corp and $7,246 payable by Cavico Vietnam.
**  $40,000 payable by Cavico Corp and $23,599 payable by Cavico Vietnam.
*** Payable by Cavico Vietnam.

Committees of the Board

Our Board of Directors has established an Audit Committee, Compensation Committee, a Nominating Committee and Governance Committee.

The functions of the Audit Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; and (ii) to consider and review other matters relating to the financial and accounting affairs of the Company. The Audit Committee consists of Messrs. Madhava Rao Mankal (Chairman and considered independent under the Nasdaq rules), Tuan Duong Hoang and Phillip Bolles.

The functions of the Compensation Committee are: (i) reviewing and approving the amounts and types of compensation to be paid to the Company's executive officers and the non-employee directors; (ii) reviewing and approving all bonus and equity compensation to be paid to other Company employees; and (iii) administering the Company's stock-based compensation plans. The Compensation Committee consists of Messrs. Thanh Binh Huynh (Chairman and considered independent under the Nasdaq rules Tuan Duong Hoang and Phillip Bolles.

The functions of the Nominating Committee are: (i) leading the search for, screening, evaluating and recommending to the Board qualified candidates or nominees for election or appointment as directors, consistent with the Board's Director Nomination Policy; (ii) recommending the number of members that shall serve on the Board; and (iii) reviewing the processes and performance of the Board in order to identify areas of concern or potential issues relating to Board and committee processes, performance and effectiveness and to assess and evaluate the overall effectiveness of individual directors. The Nominating Committee consists of Messrs. Tuan Duong Hoang (Chairman and considered independent under the Nasdaq rules), Thanh Binh Huynh and Madhava Rao Mankal.

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
(1) Mr. Bui did not join the Company until April 2006. Amounts disclosed represent compensation actually earned. Compensation was paid in Vietnamese currency and, for purposes of disclosure translated into US Dollars using an exchange rate of 15.739 Vietnamese Dongs per US Dollar. As part of his compensation, the Company issued  9,750 shares to Mr. Bui valued at $0.01 per share, representing the price at which the Company’s shares were being sold to third parties in arm’s length transactions. The Company accounts for the issuance of equity instruments based on the fair value of services or fair value of the equity instruments at the time of issuance, whichever is more readily measurable.

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

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class (1)

Ha Quang Bui Group 10, Ward Tu Lien, Tay Ho District, Ha Noi, Vietnam	272,145	(2)	8.9%

Hung Manh Tran 14A Alley 123A, Thuy Khue Street Thuy Khue Ward, Tay Ho District Ha Noi, Vietnam	73,690	(3)	2.4%

Hieu Van Phan No. 304, 24T2, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	54,665	(4)	1.8%

Hai Thanh Tran 34 Alley 178/1, Tay Son Square Trung Liet Ward, Dong Da District Ha Noi, Vietnam	60,873	(5)	2.0%

Timothy Dac Pham 14721 Wilson Street Midway City, CA 92647	7,675	(6)	*

Giang Linh Bui No. 1103, 17T1, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	64,093	(7)	2.1%

Tuan Duong Hoang 26 Warwick St., Killara, NSW 2071,Australia	20,768		*

Thanh Binh Huynh 262 Beach Road Bay Farm Island, CA 94502	5,000	(8)	*

Madhava Rao Mankal 7476 Sungold Ave. Corona, California 92880	1,250		*

All Officers and Directors as a group	585,158		19.2%

*   Less than one percent.

(1)	Based upon 3,047,795shares outstanding as of December 31, 2008.
(2)	Includes 109,535 shares held by Mr. Bui’s wife.
(3)	Includes 6,300 shares held by Mr. Tran’s wife.
(4)	Includes 5,000 shares held by Mr. Phan’s wife.
(5)	Includes 9,183 shares held by Mr. Tran’s wife.
(6)	Shares held by Mr. Pham’s wife.
(7)	Includes 9,353 shares held by Mr. Bui’s wife.
(8)	Shares held by Mr. Huynh’s wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, since January 1, 2006, there has been no transaction, and there is no currently proposed transaction with any executive officer, director or 5% or greater stockholder of the Company or any affiliate or immediate family member of any such person in which the Company was or is to be a participant and the amount involved exceeds $120,000.

Cavico Vietnam, our wholly-owned subsidiary, had a loan payable to Mr. Ha Quang Bui, our Chief Executive Officer, a balance of $93,150 at December 31, 2008.  The loan was originated in January 2008 and renewed for a one-year term in January 2009.  The highest loan balance owed by Cavico Vietnam to Mr. Bui was $458,673 on March 31, 2008. This loan had an annual interest rate of 12%.  Cavico Vietnam, our subsidiary, borrowed on December 1, 2006 from Ms. Ty Thi Pham, vice-chairman of Cavico Vietnam, at an interest rate of 12%.  The highest loan balance owed by Cavico Vietnam to Ms. Pham was $1,246,883, as of December 31, 2006. This loan was paid off during the year ended December 31, 2007 with interest payment of $132,551.

Our subsidiaries made advances of $714,658 to their officers and directors as of December 31, 2008. Advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. Our subsidiaries had other payables of $17,876 to their officers and directors as of December 31, 2008.

We had loans receivable of $334,196 from their officers and directors as of December 31, 2008, respectively. These loans were made with no interest, not secured and due on demand.

Our subsidiaries had loans payable to their officers and directors of $208,667 as of December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

We had investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC. These entities share common directors with the Company. Tour Zones Investment and Construction JSC owns 6.4% of Cavico Luong Son JSC, a subsidiary of which Cavico Vietnam owns the remaining 93.6%.

The Company has guaranteed a loan with a line of credit for approximately $5.6 million and $6.7 million for Cavico Mining, an equity investment entity,  as of December 31, 2008 and December 31, 2007, respectively. The loan balances as of December 31, 2008 and December 31, 2007 were $2,128,859 and $5,232,366, respectively. The Company also had a receivable from Cavico Mining for $3,826,533 and $275,711 as of December 31, 2008  and December 31, 2007, respectively and payable due to Cavico Mining for $155,347 and $862,628 as of December 31, 2008  and December 31, 2007, respectively.

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

All Other Fees

The Company did not pay any non-audit fees for fiscal year 2008 or 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets	— December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows	— For the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity	— For the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm

Index to Exhibits~~*~~
Exhibit No.	Description

1.1	Form of Underwriting Agreement(2)
2.1	Asset Purchase Agreement, dated April 18, 2006(1)
3.3	Bylaws(1)
3.4	Amended and Restated Certificate of Incorporation (3)
3.5	Certificate of Designation of Series A Preferred Stock (8)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (5)
3.7	Amended Certificate of designation of Series A Preferred Stock (9)
10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui(1)
10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui(1)
10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran(1)
10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan(1)
10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran(1)
10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham(1)
10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.(1)
10.9	Loan Agreements with Thi Ty Pham (3)
10.10	Loan Agreement with Ha Quang Bui (3)
10.11	Revised Loan Agreement with Ha Quang Bui (4)
10.12	Employment Agreement, dated September 3, 2009, between the Company and June Kim (6)
14.1	Code of Ethics (7)
21	Subsidiaries*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed October 23, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 22, 2009.

(3)	Incorporated by reference to the Company’s Amendment No.1 to the Registration Statement on Form S-1 filed July 9, 2009.

(4)	Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed August 6, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2009.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2009.

(7)	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed September 28, 2009.

(8)	Incorporated by reference to the Company’s Amendment No. 4 to the Registration Statement on Form S-1 filed September 28, 2009.

(9)	Incorporated by reference to the Company’s Amendment No. 5 to the Registration Statement on Form S-1 filed October 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2009.

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

Name	Title	Date

/s/ Ha Quang Bui	Chairman and Chief Executive Officer Principal Executive Officer	December 14, 2009
Ha Quang Bui
Chief Financial Officer
/s/ June Kim	Principal Financial Officer	December 14, 2009
June Kim

/s/ Bao Quoc Tran	Principal Accounting Officer	December 14, 2009
Bao Quoc Tran

/s/ Hung Manh Tran	Executive Vice-President/Director	December 14, 2009
Hung Manh Tran

/s/ Timothy Pham	Vice-President/Director	December 14, 2009
Timothy Pham

/s/ Madhava Rao Mankal	Director	December 14, 2009
Madhava Rao Mankal

/s/ Tuan Duong Hoang	Director	December 14, 2009
Tuan Duong Hoang

/s/ Thanh Binh Huynh	Director	December 14, 2009
Thanh Binh Huynh