Form 10-Q/A
period 2009-03-31
Cavico Corp
filed 2009-12-15
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of  May 14, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q/A

For the Quarter Ended March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This  Amendment  No. 1 on Form  10-Q/A  ("Amendment  No. 1") amends the Quarterly Report of Cavico Corp.   (the  "Company")  on Form 10-Q for the fiscal quarter ended  March 31, 2009, as filed with the Securities and Exchange Commission on May 14, 2009 (the "Original Filing").  This Amendment No. 1 is being  filed  for  the  purpose  of  correcting  the misapplication of FIN46(R) "Consolidation of Variable Interest Entities" with respect to the consolidation of  Cavico Mining and Construction JSC, a Vietnamese joint stock company ("Cavico Mining"). As a result, the Company's unaudited consolidated financial statements as of and for the fiscal quarters ended March 31, 2008 and March 31, 2009 included in its Original Filing should not have included the assets, liabilities, operations and cash flows of Cavico Mining.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment .

This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)

ASSETS
Current Assets:
Cash	$3,403,071	$3,002,239
Investments, available for sale	1,726,970	1,820,406
Equity method investment in Cavico Mining	1,487,753	1,461,292
Accounts receivable -trade- net	9,690,313	11,530,588
Receivable - other	11,770,871	7,088,229
Inventory	3,507,680	3,420,382
Work in process	20,513,340	17,559,747
Receivables and advances from related parties	925,111	1,048,854
Other current assets	2,055,415	1,423,682
Total current assets	55,080,524	48,355,419

Fixed Assets:
Land and building development costs	9,299,875	8,709,525
Temporary housing assets	269,060	249,962
Machinery and equipment	23,100,691	22,837,606
Vehicles	6,963,140	6,905,688
Office and computer equipment	725,126	715,375
	40,357,892	39,418,156
Less accumulated depreciation	(13,195,198)	(12,050,937)
Net fixed assets	27,162,694	27,367,219

Intangible Assets:
Goodwill	768,044	767,004
Licenses - net	290,963	301,884
Net Intangible Assets	1,059,007	1,068,888

Other Non Current Assets:
Investments, cost method	2,635,559	2,599,592
Long-term retention receivables	14,068,769	14,042,107
Prepaid expenses	1,604,820	1,725,660
Long-term work in process	4,247,612	3,579,799
Other assets	774,915	762,206
Total other assets	23,331,675	22,709,364

TOTAL ASSETS	$106,633,900	$99,500,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$11,807,845	$8,911,691
Accounts payable – related parties	22,858	17,876
Accrued expenses	4,535,144	4,203,965
Advances from customers	6,027,851	3,762,026
Payable to employees	2,293,855	3,890,975
Notes payable - current	49,164,604	46,813,145
Notes payable - related parties	222,605	208,667
Current portion of capital lease obligations	101,774	101,637
Total current liabilities	74,176,536	67,909,982

Long-Term Debt:
Long-term advances from customers	11,125,823	10,652,992
Capital lease obligations – long-term	229,350	254,020
Long-term debt	7,929,712	7,723,485
Total long-term debt	19,284,885	18,630,497

TOTAL LIABILITIES	93,461,421	86,540,479

Commitments and Contingencies (See Note 10)	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - Class B, 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 shares issued, 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(6,498,125)	(6,638,329)
Accumulated other comprehensive loss	(3,325,911)	(3,739,401)
Total Cavico Corp. stockholders’ equity	3,798,877	3,245,183
Noncontrolling interest	9,373,602	9,715,228
Total stockholders' equity	13,172,479	12,960,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,633,900	$99,500,890

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	Restated	Restated
Revenues:
Civil construction	$9,968,577	$6,973,482
Commercial activities	1,885,665	390,432
Total revenue	11,854,242	7,363,914

Cost of Goods Sold:
Civil construction	7,857,474	5,402,980
Commercial activities	1,634,088	227,765
Total cost of goods sold	9,491,562	5,630,745

Gross Profit	2,362,680	1,733,169

Operating Expenses:
Selling expenses	18,319	13,684
General & administrative expenses	1,443,525	1,339,445
Total operating expenses	1,461,844	1,353,129

Total income from operations	900,836	380,040

Other income (expenses):
Gain on disposal of assets	8,193	51,473
Other expense	(16,569)	(7,777)
Income from investment in Cavico Mining	24,747	16,683
Gain on foreign currency exchange	65,500	-
Interest income	45,617	261,283
Interest expense	(457,041)	(353,899)
Total other income ( expense)	(329,553)	(32,237)

Income before income taxes and minority interest	571,283	347,803

Income taxes expenses	(226,214)	(156,800)

Net income	345,069	191,003

Less net income attributable to noncontrolling interest	(204,865)	(129,695)

Net income attributable to Cavico Corp.	$140,204	$61,308

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(99,370)	(103,411)
Foreign currency translation adjustment	26,396	85,193
Comprehensive income	$272,095	$172,785
Less comprehensive income attributable to the noncontrolling interest	(199,402)	(129,695)
Comprehensive income attributable to Cavico Corp	$72,693	$43,090

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	2,919,045
Net income per common share-basic and diluted	$0.05	$0.02

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$345,069	$191,003
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,163,038	938,258
Gain on sale of fixed assets	(8,193)	(51,473)
Income from investment in Cavico Mining	(24,747)	(16,683)
Gain on foreign currency exchange	(65,500)	-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(3,513,491)	(1,320,821)
Increase in inventory	(82,324)	(606,953)
Increase in construction WIP	(3,586,606)	(3,175,263)
Decrease in other assets	110,547	47,858
Increase in advances from customer	2,715,549	4,790,608
Decrease in payable to employees	(1,600,510)	(740,102)
Increase in accounts payables and accrued expenses	3,556,123	599,585
Total adjustments	(1,336,114)	465,014
Net Cash Provided by (Used in) Operating Activities	(991,045)	656,017

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(911,334)	(2,362,028)
Purchase of investments in nonconsolidated companies and joint stock company	(32,402)	(1,198,181)
Proceeds from sales of fixed assets	9,216	120,693
Net Cash Used in Investing Activities	(934,520)	(3,439,516)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	2,946	82,980
Payments dividend to minority interest	(62,972)	-
Proceeds from notes payable	21,567,919	11,900,411
Proceeds from notes payable - related parties	19,192	458,561
Payments of notes payable	(19,175,495)	(9,509,970)
Payments of notes payable- related parties	(4,750)	-
Payments of capital leases obligations	(24,985)	(24,964)
Net Cash Provided By Financing Activities	2,321,855	2,907,018

Increase in Cash	396,290	123,519

Cash at Beginning of period	3,002,239	1,357,390
Effect of foreign currency translation	4,542	124,290

Cash at End of period	$3,403,071	$1,605,199

Supplemental Cash Flow Information:
Interest paid	$1,406,984	$1,270,787
Taxes paid	$3,201	$349

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and five entities in The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and five entities in which we have less than fifty percent ownership that are variable interest entities in which we are the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which we are the primary beneficiary. We are the primary beneficiary because we expect to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, intercompany credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities.

By consolidating these subsidiaries in the March 31, 2009 financial statements, the assets in the consolidated financial statements are increased by $21,221,613 or 25% from $85,412,287 to $106,633,900, liabilities are increased by $15,825,800,or by 20% from$77,635,921 to $93,461,721, total revenues are increased by $2,296,865 or 24% from $9,557,377 to $11,854,242 and the net income attributable to the Company was increased by$30,147 or by 27% from $110,057 to $140,204 by the entities in which the Company has less than fifty percent ownership shares Net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 28% of total net income before minority interest for the period ended March 31, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Construction Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	76%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	72%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	34%
Cavico Industry and Technical Service JSC	65%
Cavico Manpower JSC	30%
Cavico Stone and Mineral JSC	35%
Cavico PHI Cement JSC	81%
Cavico Luong Son JSC	92%
Cavico Land JSC	15%

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $2,932,099 and $3,160,983 at March 31, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of March 31, 2009 and December 31, 2008, the Company recorded a long term work in process of $4,247,612 and $3,579,799, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of March 31, 2009 and December 31, 2008, the reserves against work in process were $845,479 and $843,494 respectively.

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

Depreciation expense for the three-months ended March 31, 2009 and 2008 was $1,163,038 and $960,180 respectively.

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

Concentration of Customer and Credit Risk

The Company generated 67% and 68% of total revenues from  major customers, in the periods ended March 31, 2009 and 2008, respectively. The accounts  receivable balance for these customers at March 31, 2009 and 2008 was $17,487,365 and $10,374,199, respectively.

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

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $3,621,406 and $3,175,263, respectively as of March 31, 2009 and 2008.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized gain of $26,396 and of $85,193 for the three months ended March 31, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $99,370 and of $103,411 on investments available for sale for the three months ended March 31, 2009, and 2008, respectively.

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

Determination of the Useful Life of Intangible Assets

The Company intends adopted t FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” in the first quarter of fiscal 2009. Company had no impact as a result of the adoption of SFAS 160 to its consolidated financial statements. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. GAAP principles.

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

NOTE 3-   RECEIVABLE – OTHER

Other receivables at March 31, 2009 and December 31, 2008 by major classification were comprised of the following:

	March 31, 2009	December 31, 2008
Advances	$3,399,219	$2,934,532
Prepayments to suppliers	5,416,212	2,169,684
Other short-term receivable	2,955,440	1,984,013
Total	$11,770,871	$7,088,229

NOTE 4 - INVENTORY

Inventories at March 31, 2009 and December 31, 2008  by major classifications, were comprised of the following:-

	March 31, 2009	December 31, 2008
Goods in transit	$549,777	$593,574
Material and supplies	2,587,793	2,456,948
Tools, instruments	27,061	49,356
Merchandises	518,387	495,842
Reserve	(175,338)	(175,338))
Inventory - net	$3,507,680	$3,420,382

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at March 31, 2009 and December 31, 2008 by major classifications were comprised of the following:

	March 31, 2009	December 31, 2008
Prepaid loan interest	377,302	282,690
Other prepaid expenses	661,531	216,781
Tools and instruments*	441,626	280,962
Deductible Value Added Tax	341,198	242,993
Other current assets	233,759	282,690
TOTAL	$2,055,415	$1,423,682
 *Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 to be included in property and equipment which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $958,088 and $1,015,569 for the period ended  March 31, 2009 and December 31, 2008, respectively and are  amortized over 2 to 4 years. The remaining non-current prepaid expenses of $646,732 and $710,091 as of March 31, 2009 and December 31, 2008 are amortized over 2 to 4 years  based on the benefiting periods. The Company recognized amortization expenses of $242,847 and $891,285 from these non-current prepaid expenses for the period ended March 31, 2009 and December 31, 2008, respectively and expects to incur approximetaly $1.2 million for the 2009 fiscal year.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANYIES

Equity Method Investment — Cavico Mining and Construction JSC

The Company’s investment amount is $1,487,753 and $1,461,292 as of March 31, 2009 and December 31, 2008, respectively. The Company’s share of income and losses is 25.55% as of March 31, 2009 and 39.13% as of March 31, 2008. During the periods ended March 31, 2009 and 2008, the Company recorded an income of $24,747 and $16,683, respectively as its proportionate share of income  in the joint stock company.

The following is the condensed financial position and results of operations of Cavico Mining as of March 31, 2009 and December 31, 2008 presented below:

	March 31,	December 31,
	2009	2008

Financial position:
Current assets	$13,263,000	$11,795,000
Property and equipment, net	4,344,000	4,538,000
Total assets	20,212,000	19,078,000
Liabilities	12,484,000	11,440,000

Equity	$7,728,,000	$7,638,,000

Operations:
Net revenue	$1,621,000	$9,042,000
Expenses	(1,550,000)	(8,162,000)

Interest income	34,000	138,000

Net income	$86,000	$569,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP in the amounts of $2,772 and ($34,093) for the periods ended March 31, 2009 and 2008, respectively.

Investment in companies;

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations.  The Company classifies as “Non-marketable investments”  in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee.  These investments are in private companies, which carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. As of March 31, 2009, no impairment charge was necessary.

The Company made new investment of $-0- and $131,591 during the period ended March 31, 2009 and during the year ended December 31, 2008, respectively.

During the year ended December 31, 2008, the Company withdrew its investment of $124,116 in Vietravico as this company was not formed and Cavico received it’s  investment back. There were no sales of investments during the period ended March 31, 2009 and the year ended December 31, 2008.

The Company’s investments in companies that are accounted for on the cost method of accounting at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
1. Agriculture Construction Corporation	$67,831	$67,739
2. Tour Zones Investment and Construction JSC *	582,399	581,610
3. Vietnam Power Investment and Development JSC *	238,712	238,389
4. Mai Son Cement Joint Stock Company	460,068	459,445
5. Van Chan Hydropower Company	29,492	29,452
6. Ha Tay Investment and Development JSC	14,156	14,137
7. Businessman Culture Development JSC	29,492	29,452
8. Vietnam Media Financial JSC	114,327	114,172
9. Vietnam Industry Investment and Construction JSC	58,983	58,903
10. Nam Viet Investment and Consultant JSC	80,531	80,422
11. Sao Mai-Ben Dinh Petrolium Investment JSC	589,831	589,032
12. IDICO Industry Zone Investment Development JSC	8,847	8,835
1434. Vietnam Power Development JSC	58,983	58,903
14. IDICO Long Son Petrolium Industry Zone Investment	117,966	117,806
15. Nhan Tri JSC	14,746	14,726
16. North and South Investment Development JSC	5,898	5,890
17. Lilamavico Joint Venture	19,572	19,545
18. Vietnam Design JSC	15,925	15,904
19. Song Tranh Hydropower JSC	2,949	2,945
20. Kasvina JSC	108,069	75,526
21. Vietnam Anti-counterfeit and trading promotion JSC	11,797	11,781
22. Others	4,985	4,978
TOTAL	$2,635,559	$2,599,592
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

During the period ended March 31, 2009, the Company had no sales related to marketable securities.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses.  Net intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Goodwill	$768,044	$767,004
Amortizable Intangible Assets:
Licenses for land use rights	331,490	330,929
Less Accumulated amortization	(40,527)	(29,045)
Amortizable Intangibles, net	290,963	301,884
Total Intangible Assets	$1,059,007	$1,068,888

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

NOTE 9 – RENTAL OF VEHICLES

The Company generated income from rental of vehicles and other assets. Assets leased out to third party and held for leasing as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Equipment	$-	$-
Vehicles	50,241	50,173
Less accumulated depreciation	(35,488)	(33,648)
Net	14,753	16,525

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the periods ended March 31, 2009 and 2008 are $1,787 and $4,961 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $39,400.  The leases, which require the Company to pay property taxes and maintenance, expire in September, October, December 31, 2009, December 31, 2010 and November 2011. For the period ended March 31, 2009 and 2008, building rent expenses were $133,178 and $94,442, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with Providential Holdings, Inc.

The Company has guaranteed a loan with line of credit for approximately $5.6 million for Cavico Mining, an equity investment entity. The loan balances as of March 31, 2009 and December 31, 2008 were $3,213,708 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $3,883,570 and $3,826,533 as of March 31, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $262,584 and $155,347 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rates ranging from 12.75% to 21%, maturity dates ranging from April 8, 2009** to January 21, 2010 .	$6,225,171	$5,721,798

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 12.75% to 16.5%, maturity dates ranging from April 14, 2009** to June 25, 2012	1,297,893	1,452,718

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 11.4%, matures on September 29, 2009 and December 18, 2009	3,655,332	3,571,408

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 10.5% to 21%, maturity dates ranging from April 7, 2009** to February 24, 2010.	5,561,060	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	831,928	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment , annual interest rates of 12.6% and 15%, matures on December 10, 2009 and December 2, 2009.	1,003,601	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 13.2% to 19%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	3,339,411	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,064,410	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 12.72%, maturity dates ranging from August 30, 2009 to February 26, 2010.	10,269,096	9,679,137

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 12.6% to 15.6%, maturity dates ranging from January 12, 2010 to March 11, 2013.	993,530	1,103,440

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	282,145	493,756

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 13.2%, matures on August 20, 2009 and October 12, 2009.	144,337	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 14.4%, matures on August 8, 2010.	77,681	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 15%, matures on December 30, 2009 and December 12, 2009	4,026,218	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rate of 12.6%, matures on September 7, 2012	1,924,357	1,938,877

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	96,045	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 12%, matures on March 25, 2012	597,713	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	7,373	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	35,331	37,845

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on June 19, 2009.	589,831	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	530,848	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 11.52%, matures on March 18, 2010	106,555	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rates ranging from 9.6% to 14.4%, matures dates ranging from May 30, 2009 to September 13, 2009.	2,949,157	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on August 10, 2009.	503,288	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 15.5%, matures dates ranging from June 4, 2009 to February 28, 2010	4,714,899	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 16.2%, matures on December 31, 2011.	1,114,781	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 11.4%, matures on September 30, 2009	327,755	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12.75% and 15%, matures on March 18, 2009**	-	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	79,902	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 16.5%, matures on May 21, 2009	14,746	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on February 25, 2012.	34,321	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	3,695,601	4,305,481
Total Notes Payable	$57,094,316	$54,536,630

ST Note payable and current portion of LT notes, weighted average interest rates of 13.48% for 1st Quarter of 2009 and 12.57% for 1st Quarter of 2008	49,164,604	46,813,145

Long-term Notes Payable	$7,929,712	$7,723,485

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off  in 2009.

Future maturities on long-term debt as of March 31 are as follows:
2009 remainder	$49,164,604
2010	3,028,687
2011	2,100,032
2012	1,465,631
2013	179,877
2014	1,155,485
$57,094,316

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $197,499 and $334,196 and advances of $727,612 and $714,658 from various officers and directors of the Company as of March 31, 2009 and December 31, 2008, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $22,858 and $17,876 to officers and directors of the Company as of March 31, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $222,605 and $208,667 as of March 31, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

The Company had guaranteed a loan with line of credit for approximately $5.6 million for Cavico Mining, an equity investment entity. The loan balances as of March 31, 2009 and December 31, 2008 were $3,213,708 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $3,883,570 and $3,826,533 as of March 31, 2009 and December 31, 2008, respectively and payable  to Cavico Mining for $262,584 and $155,347 as of March 31, 2009 and December 31, 2008, respectively

NOTE 13 - STOCKHOLDERS’ EQUITY

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

			Accumulated
	Comprehensive Income (loss)	Retained Earnings	Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance	$-	$(6,638,329)	$(3,739,401)	$3,048	$13,619,865	$9,715,228	$12,960,411
Reclassification of unrealized loss from Noncontrolling interest in the prior year	-	-	481,002	-	-	(481,002)	-
Net income	345,069	140,204	-	-	-	204,865	345,069
Sale of share from noncontrolling interest						2,946	2,946
Dividend paid to noncontrolling interest						(62,972)	(62,972)
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	(99,370)	-	(79,843)	-	-	(19,527)	(99,370)
Foreign currency translation adjustment	26,396	-	12,330	-	-	14,065	26,396
Ending balance	$272,094	$(6,498,125)	$(3,325,911)	$3,048	$13,619,865	$9,373,602	$13,172,479

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

Following is a summary of segment information for the three months period ended March 31, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$9,968,577	$1,885,665	$-	$11,854,242
Operating income/(loss)	1,258,159	103,220	(460,543)	900,836
Total Assets	70,105,693	5,587,105	30,941,102	106,633,900
Capital Expenditure	599,670	2,010	93,422	695,102
Interest Income	-	-	45,617	45,617
Interest Expense	17,635	124,974	314,432	457,041
Depreciation/Amortization	1,111,320	17,724	33,994	1,163,038

Following is a summary of segment information for the three months period ended March 31, 2008:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$6,973,482	$390,432	$-	$7,363,914
Operating income/(loss)	892,561	75,019	(587,540)	380,040
Total Assets	55,447,648	2,540,163	28,663,305	86,651,116
Capital Expenditure	2,188,311	-	173,717	2,362,028
Interest Income	-	-	261,283	261,283
Interest Expense	107,400	73,265	173,234	353,899
Depreciation/Amortization	856,321	4,965	76,972	938,258

NOTE 15 – PUBLIC OFFERING

On July 27, 2009, the Company submitted a Stock Split Request form with the Financial Industry Regulation Authority (“FINRA”) to request approval for a 40-for-one reverse stock split and become effective.

On May 22, 2009, the Company filed a registration statement for public offering of 3,571,428 shares of common stock at $5.60 per share. Immediately prior to the effectiveness of the registration statement, the Company plans to designate and grant for no monetary consideration 1,200,000 shares of Class A Preferred Stock, $0.001 par value, to the directors and management of the Company. Each share of Class A Preferred Stock is convertible into one share of the Company’s common stock at the option of the holders thereof at any time that the closing market price of our common stock is greater than $7.50 for more than five consecutive days. The right to convert shares of Class A Preferred Stock into common stock will expire on the second anniversary of the issuance of the Class A Preferred Stock. On such second anniversary, each share of Class A Preferred Stock will be redeemed by the Company at  its par value. The Company will classify this Preferred Stock as permanent equity as the redemption feature is immaterial to be recorded as a liability per US GAAP, specifically, as a financial instrument issued in the form of shares that is mandatorily redeemable, that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. The pro forma earnings per share impact of the expected issuance of the convertible Class A Preferred Stock included as compensation expense using a price of $5.60 per share is as follows;

	Actual	Proforma
	March 31, 2009	December 31, 2008	March 31, 2009
Net income attributable to Cavico Corp.	$140,204	$61,308	$(6,579,796)
Weighted average common shares	3,047,795	2,919,045	4,247,795
Net Income per common share-basic & diluted	$0.05	$0.02	$(1.55)
The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “CAVO”

As of March 31, 2009, the registration statement is not effective and waiting for an approval from SEC.

NOTE 16 – RESTATEMENTS

The financial statements for the periods ended March 31, 2009 and 2008 were restated to exclude Cavico Mining which was included in consolidation as a subsidiary of the Company in the previously issued financial statements.  This determination was based on FIN46R analysis which concluded that the Company is not a primary beneficiary.

Effects on previously issued financial statements for the periods ended March 31, 2009 are as follows:

	Three Month Ended March 31,
	2009	2008
Decrease in revenue	$(389,449)	$(879,318)
Decrease in cost of sales	(102,272)	(457,817)
Decrease in general administrative expenses	(124,027)	(117,142)
Decrease in other expense	(90,070)	(180,506)
Income tax effect of restatement	(18,247)	(49,278)
Change in net income attributable to Cavico Corp.	$-	$-

Balance Sheet as of March 31, 2009

	Previously Reported	Net Change	Restated
ASSETS
Current Assets:
Cash	$3,595,802	(192,731)	$3,403,071
Investments, available for sale	1,726,970	(-)	1,726,970
Equity method investment in Cavico Mining	-	1,487,753	1,487,753
Accounts receivable -trade- net	10,405,058	(714,745))	9,690,313
Receivable - other	9,425,077	2,345,794	11,770,871
Inventory	4,103,946	(596,266)	3,507,680
Work in process	34,212,154	(13,698,814)	20,513,340
Receivables and advances from related parties	953,345	(28,234)	925,111
Other current assets	2,231,237	(175,822)	2,055,415
Total current assets	66,653,589	(11,573,065)	55,080,524

Fixed Assets:
Land and building development costs	-	9,299,875 *	9,299,875
Temporary housing assets	568,144	(299,084)	269,060
Machinery and equipment	26,705,130	(3,604,439)	23,100,691
Vehicles	12,343,970	(5,380,830)	6,963,140
Office and computer equipment	790,595	(65,469)	725,126
	40,407,839	(49,947)	40,357,892
Less accumulated depreciation	(18,417,944)	5,222,746	(13,195,198)
Net fixed assets	21,989,895	(5,172,799)	27,162,694

Intangible Assets:
Goodwill	857,109	(89,065)	768,044
Licenses - net	290,963	-	290,963
Net Intangible Assets	1,148,072	(89,065)	1,059,007

Other Non Current Assets:
Investments, cost method	3,102,116	(466,557)	2,635,559
Long-term retention receivables	14,915,017	(846,248)	14,068,769
Prepaid expenses	2,316,787	(711,967)	1,604,820
Long-term work in process	10,037,339	(5,789,727)*	4,247,612
Other assets	776,370	(1,455)	774,915
Total other assets	31,147,629	(7,815,954)	23,331,675

TOTAL ASSETS	$120,939,185	(14,305,284)	$106,633,901

LIABILITIES

Current Liabilities:
Accounts payable	$12,814,724	(1,006,879)	$11,807,845
Accounts payable – related parties	28,243	(5,385)	22,858
Accrued expenses	4,832,176	(297,032)	4,535,144
Advances from customers	18,061,941	(12,034,090)*	6,027,851
Payable to employees	2,565,741	(271,886)	2,293,855
Notes payable - current	53,568,625	(4,404,021)	49,164,604
Notes payable - related parties	244,923	(22,318)	222,605
Current portion of capital lease obligations	110,021	(8,247)	101,774
Total current liabilities	92,226,394	(18,049,858)	74,176,536

Long-Term Debt:
Long-term advances from customers	-	11,125,823 *	11,125,823
Capital lease obligations – long-term	244,658	(15,308)	229,350
Long-term debt	9,343,695	(1,413,983)	7,929,712
Total long-term debt	9,588,353	9,696,532	19,284,885

TOTAL LIABILITIES	101,814,747	(8,353,326)	93,461,421

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	121,912	(118,864)	3,048
Additional paid-in capital	13,501,001	118,864	13,619,865
Accumulated deficit	(6,407,535)	(90,590)	(6,498,125)
Accumulated other comprehensive income (loss)	(3,480,302)	154,391	(3,325,911)
Total Cavico Corp. stockholders' equity	3,735,076	63,801	3,798,877
Noncontrolling interest	15,389,362	(6,015,760)	9,373,602
Total stockholders' equity	19,124,438	(5,951,959)	13,172,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,939,185	(14,305,284)	$106,633,901

*Reclassification

Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2009

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$10,229,641	(261,064)	$9,968,577
Mining construction	1,020,581	(1,020,581)	-
Commercial activities	993,469	892,196	1,885,665
Total revenue	12,243,691	(389,449)	11,854,242

Cost of Goods Sold:
Civil construction	7,958,591	(101,117)	7,857,474
Mining construction	783,980	(783,980)	-
Commercial activities	851,263	782,825	1,634,088
Total cost of goods sold	9,593,834	(102,272)	9,491,562

Gross Profit	2,649,857	(287,177)	2,362,680

Operating Expenses:
Selling expenses	18,319	-	18,319
General & administrative expenses	1,567,552	(124,027)	1,443,525
Total operating expenses	1,585,871	(124,027)	1,461,844

Total income from operations	1,063,986	(163,150)	900,836

Other income (expenses):
Gain on disposal of assets	8,193	-	8,193
Other income	(18,443)	1,874	(16,569)
Income from investment in Cavico Mining	-	24,747	24,747
Loss on foreign currency exchange	65,500	-	65,500
Interest income	41,020	4,597	45,617
Interest expense	(515,893)	58,852	(457,041)
Total other income ( expense)	(419,623)	90,070	(329,553)

Income before income taxes and noncontrolling interest	644,363	(73,080)	571,283

Income taxes benefit (expense)	(244,461)	18,247	(226,214)

Income before noncontrolling interest	399,902	(54,833)	345,069

Net income attributable to noncontrolling interest	(259,698)	54,833	(204,865)

Net income attributable to Cavico Corp.	$140,204	-	$140,204
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(99,370)	-	(99,370)
Foreign currency translation adjustment	50,335	(23,939)	26,396
Comprehensive income (loss)	$350,867	(78,772)	$272,095
Less comprehensive income(loss) attributable to the noncontrolling interest	(307,664)	108,262	(199,402)
Comprehensive income(loss) attributable to Cavico Corp	$43,203	(29,489)	$72,693
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	121,911,793	(118,863,998)	3,047,795
Net income per common share-basic and diluted	$0.00	0.05	$0.05

Statement of Cash Flows for the Period Ended March 31, 2009

	Previously
	Stated	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$399,902	(54,833)	$345,069
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,456,592	(293,554)	1,163,038
Gain on sale of fixed assets	(8,193)	-	(8,193)
Income from investment in Cavico Mining	-	(24,747)	(24,747)
Gain on foreign currency exchange	-	(65,500)	(65,500
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(3,919,303)	405,812	(3,513,491)
Increase in inventory	(157,408)	75,084	(82,324)
Increase in construction WIP	(4,455,116)	868,510	(3,586,606)
Decrease in other assets	204,843	(94,296)	110,547
Increase in advances from customer	2,935,313	(219,764)	2,715,549
Decrease in payable to employees	(1,658,153)	57,643	(1,600,510)
Increase in accounts payables and accrued expenses	3,277,140	278,983	3,556,123
Total adjustments	(2,324,285)	988,171	(1,336,114
Net Cash Provided by (Used in) Operating Activities	(1,924,383)	933,340	(991,043)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(1,004,944)	93,610	(911,334)
Purchase of investments in nonconsolidated companies and joint stock company	(32,402)	-	(32,402)
Proceeds from sales of fixed assets	9,216	-	9,216
Net Cash Used in Investing Activities	(1,028,130)	93,610	(934,520)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	2,946	-	2,946
Payments dividend to minority interest	(62,972)	-	(62,972)
Proceeds from notes payable	24,088,376	(2,520,457)	21,567,919
Proceeds from notes payable - related parties	42,758	(23,566)	19,192
Payments of notes payable	(20,642,817)	1,467,322	(19,175,495)
Payments of notes payable- related parties	(6,024)	1,274	(4,750)
Payments of capital leases obligations	(27,730)	2,746	(24,985)
Net Cash Provided By Financing Activities	3,394,537	(1,072,682)	2,321,855

Increase in Cash	442,023	(45,732)	396,291

Cash at Beginning of period	3,148,985	(146,746)	3,002,239
Effect of foreign currency translation	4,793	(251)	4,542

Cash at End of period	$3,595,802	(192,731)	$3,403,071

Supplemental Cash Flow Information:
Interest paid	$1,590,590	(183,606)	$1,406,984
Taxes paid	$3,201	-	$3,201

Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2008

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$6,941,110	32,372	$6,973,482
Mining construction	909,087	(909,087)
Commercial activities	393,035	(2,603)	390,432
Total revenue	8,243,232	(879,318)	7,363,914

Cost of Goods Sold:
Civil construction	5,267,564	(135,416)	5,402,980
Mining construction	672,724	(672,724)
Commercial activities	148,274	79,491	227,765
Total cost of goods sold	6,088,562	(457,817)	5,630,745

Gross Profit	2,154,670	(421,501)	1,733,169

Operating Expenses:
Selling expenses	13,684	-	13,684
General & administrative expenses	1,456,587	(117,142)	1,339,445
Total operating expenses	1,470,271	(117,142)	1,353,129

Total income from operations	684,399	(304,359)	380,040

Other income (expenses):
Gain on disposal of assets	51,473	-	51,473
Other income	(7,777)	-	(7,777)
Income from investment in Cavico Mining	-	16,683	16,683
Loss on foreign currency exchange	-		-
Interest income	251,935	9,348	261,283
Interest expense	(508,374)	154,475	(353,899)
Total other income ( expense)	(212,743)	180,506	(32,237)

Income before income taxes and noncontrolling interest	471,656	(123,853)	347,803

Income taxes benefit (expense)	(206,078)	49,278	(156,800)

Income before noncontrolling interest	265,578	(74,575)	191,003

Net income attributable to noncontrolling interest	(204,269)	74,574	(129,695)

Net income attributable to Cavico Corp.	$61,308	-	$61,308
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	234,164	(337,575)	(103,411)
Foreign currency translation adjustment	87,964	(2,771)	85,193
Comprehensive income (loss)	$587,706	(414,921)	$172,785
Less comprehensive income(loss) attributable to the noncontrolling interest	(204,269)	74,574	(129,695)
Comprehensive income(loss) attributable to Cavico Corp	$383,437	(340,347)	43,090
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	116,761,793	(113,842,748)	2,919,045
Net income per common share-basic and diluted	$0.00	0.02	$0.02

Statement of Cash Flows for the Period Ended March 31, 2008	Previously
	Stated	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$265,578	(74,574)	$191,003
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,652,946	(714,688)	938,258
Gain on sale of fixed assets	(51,473)	-	(51,473)
Income from investment in Cavico Mining	-	(16,683)	(16,683)
Gain on foreign currency exchange			-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(994,527)	(326,294)	(1,320,821)
Increase in inventory	(735,963)	129,010	(606,953)
Increase in construction WIP	(4,499,447)	1,324,184	(3,175,263)
Decrease in other assets	36,802	11,056	47,858
Increase in advances from customer	5,053,750	(263,142)	4,790,608
Decrease in payable to employees	(880,297)	140,195	(740,102)
Increase in accounts payables and accrued expenses	568,710	30,875	599,585
Total adjustments	150,501	314,513	465,014
Net Cash Provided by (Used in) Operating Activities	416,079	239,938	656,017

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(2,920,248)	558,220	(2,362,028)
Purchase of investments in nonconsolidated companies and joint stock company	(1,238,923)	40,742	(1,198,181)
Proceeds from sales of fixed assets	120,693	-	120,693
Net Cash Used in Investing Activities	(4,038,478)	598,962	(3,439,516)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	97,903	(14,923)	82,980
Payments dividend to minority interest			-
Proceeds from notes payable	15,313,282	(3,412,871)	11,900,411
Proceeds from notes payable - related parties	461,736	(3,175)	458,561
Payments of notes payable	(11,622,449)	2,112,479	(9,509,970)
Payments of notes payable- related parties	(3,175)	3,175	-
Payments of capital leases obligations	(27,506)	2,542	(24,964)
Net Cash Provided By Financing Activities	4,219,791	(1,312,773)	2,907,018

Increase in Cash	597,392	(473,873)	123,519

Cash at Beginning of period	1,412,101	(54,811)	1,357,390
Effect of foreign currency translation	126,187	(1,897)	124,290

Cash at End of period	$2,135,680	(530,481)	$1,605,199

Supplemental Cash Flow Information:
Interest paid	$1,558,789	(288,002)	$1,270,787
Taxes paid	$3,045	(2,696)	$349

NOTE 17 – SUBSEQUENT EVENT

On November 23, 2009, the Company, Cavico Vietnam, the Company’s wholly-owned subsidiary, and Cavico Mining and Construction JSC, entered into a Securities Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Mining a total of 4,000,000 shares of Mining at 80% of average ten days closing price before the date which Cavico Mining makes public this information in HOSE exchange  in exchange for debt owed to the Company and its subsidiaries by Mining or cash, at the Company’s discretion. The purchase price will not be lower than book value per share of 16,894 VND and will not exceed 21,000 VND per share. At the conclusion of transactions contemplated by the Securities Purchase Agreement, the Company and its subsidiaries will own 50% of the total issued and outstanding ordinary shares of Mining. This agreement is conditional on an approval from shareholders of Cavico Mining.

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

The assets in the consolidated financial statements are increased by $21,221,613 or 25% from $85,412,287 to $106,633,900, liabilities are increased by $15,825,800,or by 20% from$77,635,921 to $93,461,721, total revenues are increased by $2,296,865 or 24% from $9,557,377 to $11,854,242 and the net income attributable to the Company was increased by$30,147 or by 27% from $110,057    to $140,204 by the entities in which the Company has less than fifty percent ownership shares Net income before minority interest  generated from the entities in which the Company has less than fifty percent ownership shares was 28% of total net income before minority interest for the period ended March 31, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	63%
Cavico Construction Trading JSC	69%
Cavico Construction and Infrastructure Investment JSC	76%
Cavico Power and Resource JSC	74%
Cavico Transport JSC	72%
Cavico Hydropower Construction JSC	38%
Cavico Energy Construction JSC	34%
Cavico Tower JSC	65%
Cavico Industry and Technical Service JSC	30%
Cavico Manpower JSC	35%
Cavico Stone and Mineral JSC	81%
Cavico PHI Cement JSC	92%
Cavico Luong Son JSC	15%
Cavico Land JSC	100%

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

Total Sales

We generated $11,854,242 in net sales during the period ended March 31, 2009 compared to $7,363,914 during the period ended March 31, 2008, mostly from civil construction projects. The Company’s net sales from civil construction increased by $2,995,095 or 43% to $9,968,577 for the period ending March 31, 2009 from $6,973,482 for the same period in 2008. This was due to an increase in hydro power construction projects The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $1,495,233 or 383% to $1,885,665 for the period ending March 31, 2009 from $390,432 for the period ending March 31, 2008. This was due to an increase in trading operations from Cavico Trading and new subsidiaries, Cavico ITS and Cavico Stone and Mineral.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Nui Beo which is mining construction in the first quarter of 2009 compared to 2008 are as follows:

	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri
2009
Revenue	$666,483	$1,628,473	$1,800,606	$674,923	$878,183
Cost of goods sold	645,989	1,336,746	1,673,416	568,239	712,820
Gross profit	20,494	291,727	127,190	106,684	165,363
Gross profit %	3%	18%	7%	16%	19%

2008
Revenue	$1,009,458	$688,229	$639,691	$219,285	$236,764
Cost of goods sold	757,950	457,519	574,629	173,404	193,842
Gross profit	251,508	230,710	65,062	45,881	42,922
Gross profit %	25%	34%	10%	21%	18%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000
Contract period	2003-2008	2007-2010	2006-2008	2005-2010	2008-2010

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

Total Cost of Goods Sold

Costs of Goods Sold were $9,491,562 and $5,630,745 for the periods ended March 31, 2009 and 2008, respectively.  Cost of Goods sold includes capitalization of interest expenses of $782,138 and $517,422 for the periods ended March 31, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) increased by $3,596,101 or 70% to $8,709,424 for the period ending March 31, 2009 from $5,113,323 for the period ending March 31, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 4% to 73% for the period ended March 31, 2009 from 69% of sales for the same period in 2008.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in the rate of inflation which increased the cost of fuels, materials and spare parts.

Company’s cost of goods sold for civil construction for the period ended March 31, 2009 was $7,857,474, of which as a percentage of sales increases by 2% to 79% for the period ended March 31, 2009 from 77% of sales for the period ended March 31, 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the period ended March 31, 2009 was $1,634,088, of which as a percentage of sales increased by 28% to 87% for the period ended March 31, 2009 from 58% for the same period in 2008.

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

Total Gross Profit

Gross profit for the three-months ended March 31, 2009 was $2,362,680 or 20% of sales compared to $1,733,169 or 24% of sales for the three-months ended March 31, 2008. The increase in gross profit was primarily due to an increase in gross profit of $540,601 from civil construction from $1,570,502 to $2,111,103 in the first quarter 2008 and 2009.  The gross profit percentage for civil construction projects decreased slightly to 21% in the first quarter of 2009 compared to 23% in 2008 This decreases in gross profit percentages were primarily due to inflation, as described below in “Gross Profit from Major Projects”. The gross profit from commercial activities increased by $88,910, and the gross profit percentage decreased from 42% to 13%. This decrease is mainly due to a decrease in the demand in trading which caused smaller margins in 2009 as compared to the higher margins in the first quarter of 2008.

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

Operating Expenses

The company’s general and administrative costs for the three-months ended March 31, 2009 were $1,461,844 compared to $1,353,129 for the same period in 2008, with an increase of $108,715. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $171,958 to $660,778 for the three-months ended March 31, 2009 from $488,820 for the same period in 2008.

•	Rent expenses increased by $38,736 to $133,178 for the three-months ended March 31, 2009 from $94,442 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) decreased by $46,305 to $181,719 for the three-months ended March 31, 2009 from $228,024 for the same period in 2008.

•	Other administration cost of subsidiaries decreased by $55,674 to $486,168 for the three-months ended March 31, 2009 from $541,842 for the same period in 2008.

Other Income (expenses)

The total other expenses increased by $297,316 to $329,553 for the three-months ended March 31, 2009 from $32,237 for the three-months ended March 31, 2008. This increase in other income (expense) in 2009 is mainly due to $215,666 of lower interest income to $45,617 for the three-months ended March 31, 2009 compared to $261,283 in the same period in 2008. Other income also includes gain from disposal of fixed assets of $8,193 for the three-months ended March 31, 2009 compared to $51,473 in 2008. Other expense during the three-months ended March 31, 2009 was $16,569 compared to $7,777 for the same period in 2008. In addition, gain on foreign currency exchange of $65,500 was recorded for the three months ended March 31, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest increased by $103,142 to $457,041 for the three-months ended March 31, 2009 from $353,899 for the same period in 2008.

Net Income
The Company had net income of $345,069 and $191,003 for the three-months ended March 31, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $140,204 compared to $61,308 for the same period in 2008.

The net income per share was $0.05 and $0.02 for the three-months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

The Company’s working capital deficit as of March 31, 2009 decreased by $458,551 to $19,096,012 compared to $19,554,562 as of December 31, 2008 as current assets increased less than the increase in current liabilities.  As of March 31, 2009, long-term retention receivables and long-term work in process totaled $18,316,381. As of March 31, 2009, the Company had $3,403,071 in cash, accounts receivable of $9,690,313, an inventory of $3,507,680, construction work in progress of $20,513,340, investment available for sale of $1,726,970, investment in non-consolidated joint venture of $1,487,753 and other current assets of $2,055,415. Our current accounts receivable was decreased by $1,840,275 from the prior year end. Our accounts receivable decrease was due to an increase in new projects which were included in construction work in process. Our inventory as of March 31, 2009 was increased by $87,298 and construction work in progress increased by $2,953,593 from the prior year end. These increases were due to an increase in work in progress from new projects.

The Company's total current liabilities as of March 31, 2009 were $74,176,536 which was increased by $6,266,554 from the prior year end. The current liabilities included accounts payable including related party of $11,830,703, accrued expenses of $4,535,144, advances from customers of $6,027,851, payable to employees of $2,293,855, current notes of $49,164,604 and related party note of $222,605. Advances from customers increased mainly due to Ta Trach project for which we received approximately $1.2 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, during the three months ended March 31, 2009. Current notes payable increased by $2,351,459 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP. At March 31, 2009, the Company's current liabilities exceeded current assets by $19,096,012.

Cash flows

The Company used cash of $991,045 in operating activities for the three-month ended March 31, 2009 while generated cash of $656,017 in operating activities for the same period in 2008. The major reasons are a decrease in received advances from customers for new projects and an increase in accounts receivable and other current assets, partly offset by increase in accounts payable and accrued expenses.

In investing activities, the Company used net cash of $934,520 for the three-month ended March 31, 2009, nearly all as a result of $911,334 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the three-month ended March 31, 2008, the Company used cash of $3,439,516 in investing activities, such as procurement of property and equipment totaling $2,362,028 and investment in other entities totaling $1,198,181 and received $120,693 from sale of fixed assets.

During the three-month ended March 31, 2009, the Company generated cash flows of $2,321,855 from financing activities, which included $21,587,111 from loan proceeds and repayments for loans of $19,180,245. During the three-month ended March 31, 2008, the Company generated cash flows of $2,907,018 from financing activities including $9,509,970 in repayments of loans to others and $12,358,972 from loan proceeds.

The Company generated net income of $345,069 and $191,003 including amounts attributed to noncontrolling interests in subsidiaries of $204,865 and $129,695 for the three-month ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had a contract backlog of approximately $227.6 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

The Company has guaranteed a loan with a line of credit for approximately $5.6 million for Cavico Mining, an equity investment entity. The loan balances as of March 31, 2009 and December 31, 2008 were $3,213,708 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $3,883,570 and $3,826,533 as of March 31, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $262,584 and $155,347 as of March 31, 2009 and December 31, 2008, respectively.

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

CAVICO CORPORATION
Date: December 15, 2009	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer Principal Executive Officer

Date: December 15, 2009	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer

Date: December 15, 2009	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer