Form 10-Q/A
period 2009-06-30
Cavico Corp
filed 2009-12-15
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number  0-52870

CAVICO CORP.
(Name of Issuer in its charter)

Delaware	20-4863704
(State of incorporation)	(I.R.S. Employer Identification No.)

17011 Beach Blvd., Suite 1230	92647
Address of principal executive offices	(Zip Code)

Issuer's telephone number:               714-843-5456

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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of August 14, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q/A

For the Period Ended June 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This  Amendment  No. 1 on Form  10-Q/A  ("Amendment  No. 1") amends the Quarterly Report of Cavico Corp.   (the  "Company")  on Form 10-Q for the fiscal quarter ended  June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009 (the "Original Filing").  This Amendment No. 1 is being  filed  for  the  purpose  of  correcting  the misapplication of FIN46(R) "Consolidation of Variable Interest Entities" with respect to the consolidation of  Cavico Mining and Construction JSC, a Vietnamese joint stock company ("Cavico Mining"). As a result, the Company's unaudited consolidated financial statements as of and for the fiscal quarters ended June 30, 2008 and June 30, 2009 included in its Original Filing should not have included the assets, liabilities, operations and cash flows of Cavico Mining.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment ..

This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash	$3,696,191	$3,002,239
Investments, available for sale	2,748,761	1,820,406
Equity method invest in Cavico Mining	1,576,258	1,461,292
Accounts receivable -trade- net	9,329,274	11,530,588
Receivable - other	14,951,964	7,088,229
Inventory	4,294,787	3,420,382
Work in process	24,924,145	17,559,747
Receivables and advances from related parties	423,158	1,048,854
Other current assets	2,476,628	1,423,682
Total current assets	64,421,166	48,355,419

Fixed Assets:
Land and building development costs	9,481,762	8,709,525
Temporary housing assets	270,078	249,962
Machinery and equipment	24,273,494	22,837,606
Vehicles	7,280,336	6,905,688
Office and computer equipment	758,566	715,375
	42,064,236	39,418,156
Less accumulated depreciation	(14,040,494)	(12,050,937
Net fixed assets	28,023,742	27,367,219

Intangible Assets:
Goodwill	768,089	767,004
Licenses – net	284,269	301,884
Net Intangible Assets	1,052,358	1,068,888

Other Non Current Assets:
Investments, cost method	2,673,083	2,599,592
Long-term retention receivables	12,602,712	14,042,107
Prepaid expenses	1,753,314	1,725,660
Long-term work in process	4,247,643	3,579,799
Other assets	981,075	762,206
Total other assets	22,257,827	22,709,364

TOTAL ASSETS	$115,755,093	$99,500,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$13,353,747	$8,911,691
Accounts payable – related parties	21,782	17,876
Accrued expenses	5,085,313	4,203,965
Advances from customers	6,817,663	3,762,026
Payable to employees	2,668,579	3,890,975
Notes payable - current	52,198,499	46,813,145
Notes payable - related parties	185,201	208,667
Current portion of capital lease obligations	101,780	101,637
Total current liabilities	80,432,564	67,909,982

Long-Term Debt:
Long-term advances from customers	11,888,712	10,652,992
Capital lease obligations – long-term	204,348	254,020
Long-term debt	8,503,418	7,723,485
Total long-term debt	20,596,478	18,630,497

TOTAL LIABILITIES	101,029,042	86,540,479

Commitments and Contingencies (See Note 10)	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - Class B, 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 shares issued, 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(6,334,298)	(6,638,329)
Accumulated other comprehensive loss	(2,554,837)	(3,739,401)
Total Cavico Corp. stockholders’ equity	4,733,778	3,245,183
Noncontrolling interest	9,992,273	9,715,228
Total stockholders' equity	14,726,051	12,960,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,755,093	$99,500,890

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Civil construction	$11,936,686	$15,545,685	$21,905,263	$22,519,168
Commercial activities	1,679,044	713,016	3,564,709	1,103,448
Total revenue	13,615,730	16,258,701	25,469,972	23,622,616

Cost of Goods Sold:
Civil construction	9,224,530	12,743,768	17,082,004	18,146,748
Commercial activities	1,413,515	534,668	3,047,603	762,433
Total cost of goods sold	10,638,045	13,278,436	20,129,607	18,909,181

Gross Profit	2,977,685	2,980,265	5,340,365	4,713,435

Operating Expenses:
Selling expenses	150,882	26,557	169,201	40,241
Bad debt	108,904	-	108,904	-
General & administrative expenses	1,620,745	1,509,046	3,064,270	2,848,491
Total operating expenses	1,880,531	1,535,603	3,342,375	2,888,732

Total income from operations	1,097,154	1,444,662	1,997,990	1,824,703

Other income (expenses):
Gain(loss) on disposal of assets	8	(1,143)	8,201	50,330
Other income(expense)	65,308	(1,110)	48,739	(8,888)
Income from investment in Cavico Mining	88,430	53,063	113,177	69,747
Loss on foreign currency exchange	(119,192)	-	(53,692)	-
Interest income	78,462	181,266	124,079	442,548
Interest expense	(611,954)	(398,076)	(1,068,995)	(751,974)
Total other income (expense)	(498,938)	(166,000)	(828,491)	(198,237)

Income before income taxes and minority interest	598,216	1,278,662	1,169,499	1,626,466

Income taxes expenses	(119,444)	(389,788)	(345,658)	(546,588)

Net income	478,772	888,874	823,841	1,079,878

Less net income attributable to noncontrolling interest	(314,943)	(354,069)	(519,810)	(483,763)

Net income attributable to Cavico Corp.	$163,829	$534,805	$304,031	$596,115

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,047,339	(4,068,582)	947,969	(4,171,993)
Foreign currency translation adjustment	(33,502)	(318,869)	(7,107)	(233,676)
Comprehensive income (loss)	$1,492,609	$(3,498,577)	$1,764,703	$(3,325,791)
Less comprehensive income(loss) attributable to the noncontrolling interest	(557,706)	(354,069)	(757,109)	(483,763)
Comprehensive income(loss) attributable to Cavico Corp	$934,903	$(3,852,646)	1,007,594	(3,809,554)

Per Share Information:

Weighted average number of common shares outstanding -basic and diluted	3,047,795	2,921,105	3,047,795	2,920,075
Net income per common share-basic and diluted	$0.05	0.18	$0.10	0.20

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$823,841	$1,079,878
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,378,762	2,438,575
Changes in provisions	108,904	-
Gain on sale of fixed assets	(8,201)	(50,330	) )
Loss on foreign currency exchange	53,692	-
Income from investment in Cavico Mining	(113,177)	(69,747)
Stock issued for services	-	75,000
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(5,411,326)	(8,020,383	) )
Increase in inventory	(702,795)	(669,152	) )
Increase in construction work in progress	(8,133,101)	(1,563,184)
(Increase) decrease in other assets	(39,956)	(186,118	) )
Increase in advances from customer	4,269,328	3,371,939
Increase (decrease) in payable to employees	(1,227,542)	567,171
Increase in accounts payables and accrued expenses	5,924,262	1,615,977
Net Cash Used in Operating Activities	(2,077,309)	(1,410,374)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(3,609,753)	(6,441,674	) )
Purchase of investments in nonconsolidated companies and joint venture	(69,790)	(904,756	) )
Proceed from sale of available-for-sale securities	-	-
Proceeds from sales of fixed assets	639,681	371,149
Net Cash Used in Investing Activities	(3,039,862)	(6,975,282	) )

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	212,171	2,580,552
Payments of dividend to minority interest	(211,233)	(60,272)
Proceeds from notes payable	43,039,287	27,747,738
Proceeds from notes payable - related parties	27,019	1,175,014
Payments of notes payable	(37,159,787)	(22,918,398	) )
Payments of notes payable- related parties	(50,767)	(679,452	) )
Payments of capital leases obligations	(50,017)	(38,706	) )
Net Cash Provided By Financing Activities	5,806,673	7,806,476

Increase(decrease) in Cash	689,502	(579,180)

Cash at Beginning of period	3,002,239	1,357,390
Effect of foreign currency translation	4,450	(17,494)

Cash at End of period	$3,696,191	$760,716

Supplemental Cash Flow Information:
Interest paid	$3,206,686	$3,008,749
Taxes paid	$2,760	$7,452

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

By consolidating these subsidiaries in the June 30, 2009 financial statements, the assets in the consolidated financial statements are increased by $24,580,558 or 27% from $91,174,537  to $115,755,095, liabilities are increased by $18,713,093,or by 23% from$82,315,949  to $101,029,045, total revenues are increased by $4,603,464 or 22% from $20,866,508 to $25,469,972 and the net income attributable to the Company was increased by$92,216 or by 44% from $211,816  to $304,032 by the entities in which the Company has less than fifty percent ownership shares Net income before minority interest  generated from the entities in which the Company has less than fifty percent ownership shares was 37% of total net income before minority interest for the period ended June 30, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%

Cavico Construction Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	76%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	72%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	34%
Cavico Industry and Technical Service JSC	62%
Cavico Manpower JSC	24%
Cavico Stone and Mineral JSC	37%
Cavico PHI Cement JSC	81%
Cavico Luong Son JSC	92%
Cavico Land JSC	15%

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs  included in work in process were $3,224,602 and $3,330,273 at June 30, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of June 30, 2009 and December 31, 2008, the Company recorded a long term work in process of $4,247,643 and $3,579,799, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of June 30, 2009 and December 31, 2008, the reserves against work in process were $980,637 and $843,494 respectively. The Company determined these reserves were sufficient for both short term and long term work in process.

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

Concentration of Customer and Credit Risk

The Company generated 57% and 65% of total revenues from  major customers, in the periods ended June 30, 2009 and 2008, respectively. The accounts  receivable balance for these customers at June 30, 2009 and 2008 was $15,088,950 and $13,749,742, respectively.

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. During the periods ended June 30, 2009 and 2008, the Company recognized $690,530 and $1,352,816, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $9,886,381 and $1,006,976, respectively as of June 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 requires reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $7,107 and $233,676 for the six months ended June 30, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $947,969 and unrealized loss of $4,171,993 on investments available for sale for the six months ended June 30, 2009, and 2008, respectively.

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

NOTE 3-   RECEIVABLE – OTHER

Other receivables at June 30, 2009 and December 31, 2008 by major classification were comprised of the following:

	June 30, 2009	December 31, 2008
Advances to employees	$3,637,188	$2,934,532
Prepayments to suppliers	7,858,375	2,169,684
Other short-term receivable	3,456,401	1,984,013
Total	$14,951,964	$7,088,229

NOTE 4 - INVENTORY

Inventories at June 30, 2009 and December 31, 2008  by major classifications, were comprised of the following:-

	June 30, 2009		December 31, 2008
Goods in transit	$503,872		$593,574
Material and supplies	3,059,595		2,456,948
Tools, instruments	50,391		49,356
Merchandises	689,954		495,842
Reserve	(9,025	)*	(175,338)
Inventory - net	$4,294,787		$3,420,382

*The reserve for inventory was evaluated as of June 30, 2009 based on the analysis of aging and movement of inventory. As a result, the reserve for inventory was reduced by $166,313.  The Company determined that the reserve for inventory is adequate at June 30, 2009.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at June 30, 2009 and December 31, 2008  by major classifications were comprised of the following:

	June 30, 2009	December 31, 2008
Prepaid loan interest	548,065	282,690
Other prepaid expenses	596,077	216,781
Tools and instruments*	732,481	400,256
Deductible Value Added Tax	345,068	280,962
Other current assets	254,937	242,993
TOTAL	$2,476,628	$1,423,682

*Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $1,119,856 and $1,015,569 for the period ended  June 30, 2009 and December 31, 2008, respectively and are  amortized over 2 to 4 years. The remaining non-current prepaid expenses of $633,458 and $710,092 as of June 30, 2009 and December 31, 2008 are amortized over 2 to 4 years  based on the benefiting periods. The Company recognized amortization expenses of $411,436 and $891,285 from these non-current prepaid expenses for the period ended June 30, 2009 and December 31, 2008, respectively and expects to incur approximately $1.2 million for the 2009 fiscal year.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANIES

Equity Method Investment — Cavico Mining and Construction JSC

The Company’s investment amounts were $1,576,258 and $1,461,292 as of June 30, 2009 and December 31, 2008, respectively. The Company’s shares of income and losses were 25.55% and 26.13% as of June 30, 2009 and 2008, respectively. During the periods ended June 30, 2009 and 2008, the Company recorded an income of $113,177 and $69,746, respectively as its proportionate share of income in the joint stock company.

The following is the condensed financial position and results of operations of Cavico Mining as of June 30, 2009 and December 31, 2008 presented below:

	June 30,	December 31,
	2009	2008

Financial position:
Current assets	$14,828,000	$11,795,000
Property and equipment, net	4,116,000	4,538,000
Total assets	21,484,000	19,078,000
Liabilities	13,589,000	11,440,000
Equity	$7,895,000	$7,638,,000
Operations:
Net revenue	$3,644,000	$9,042,000
Expenses	(3,273,000)	(8,162,000)
Interest income	189,000	138,000
Net income	$260,000	$569,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP in the amounts of ($46,686) and $42,217 for the periods ended June 30, 2009 and 2008, respectively.

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

The Company’s investments in companies that are accounted for on the cost method of accounting at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
1. Agriculture Construction Corporation	$75,709	$67,739
2. Tour Zones Investment and Construction JSC *	582,434	581,610
3. Vietnam Power Investment and Development JSC *	238,726	238,389
4. Mai Son Cement Joint Stock Company	460,096	459,445
5. Van Chan Hydropower Company	29,493	29,452
6. Ha Tay Investment and Development JSC	14,157	14,137
7. Businessman Culture Development JSC	29,493	29,452
8. Vietnam Media Financial JSC	114,334	114,172
9. Vietnam Industry Investment and Construction JSC	58,987	58,903
10. Nam Viet Investment and Consultant JSC	80,536	80,422
11. Sao Mai-Ben Dinh Petrolium Investment JSC	589,866	589,032
12. IDICO Industry Zone Investment Development JSC	8,848	8,835
13. Vietnam Power Development JSC	58,987	58,903
14. IDICO Long Son Petrolium Industry Zone Investment	117,973	117,806
15. Nhan Tri JSC	14,747	14,726
16. North and South Investment Development JSC	5,899	5,890
17. Lilamavico Joint Venture	19,573	19,545
18. Vietnam Design JSC	15,926	15,904
19. Song Tranh Hydropower JSC	2,949	2,945
20. Kasvina JSC	108,075	75,526
21. Vietnam Anti-counterfeit and trading promotion JSC	11,797	11,781
22. Song Thanh Hydropower JSC	29,493	-
23. Others	4,985	4,978
TOTAL	$2,673,083	$2,599,592
*Related entity by common directors.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

June 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$1,691,380	$1,057,381	$-	$2,748,761

Available- for- sale securities consisted of the following at June 30, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$60,000	$(40,000)
Habubank Stock	630,000	1,551,348	594,410	(956,938)
Vinavico	470,200	669,373	404,819	(264,554)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,197,428	781,814	(415,614)
Military Bank Stock	345,807	803,955	632,151	(171,804)
Military Bank Bond	150,700	133,334	275,567	142,233

Total Securities		$4,455,438	$2,748,761	$(1,706,677)

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

During the period ended June 30, 2009, the Company sold 10,000 shares of Military Bank Stock when the selling price per share was at the level of the  cost   and  did not result in a gain or loss.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rate of 10.5%, maturity dates ranging from July 3, 2009** to April 14, 2010 .	$6,177,317	$5,721,798

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 16.5%, maturity dates ranging from September 5, 2009 to June 25, 2012	169,881	1,452,718

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 10.5%, matures on March 25, 2010	3,892,052	3,571,408

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment,, annual interest rate of 10.5%, matures on September 28, 2012	117,973	-

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates of 10.5%, maturity dates ranging from July 6, 2009** to June 4, 2010.	5,926,468	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	831,977	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment , annual interest rate of 10.5%, matures on March 8, 2010 and March 23, 2010.	1,108,072	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 19%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	3,196,708	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,064,531	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rate of 10.5%, maturity dates ranging from August 21, 2009 to May 3, 2010.	9,961,953	9,679,137

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 10.5% to 15.6%, maturity dates ranging from March 31, 2010 to March 11, 2013.	1,097,095	1,103,440

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 15%, matures on December 17, 2009.	91,212	493,756-

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 10.5%, matures on August 20, 2009 and October 12, 2009.	144,346	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	58,810	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on January 29, 2010 and March 19, 2010	4,654,683	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	2,371,103	1,938,877

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	96,050	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	597,749	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 13.2%, matures on June 10, 2010	5,899	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 13.2%, matures on September 14, 2012	32,767	37,845

Notes payable to Vinashin Financial Company, unsecured, annual interest rate of 15%, matures on June 19, 2009.	-	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	530,879	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010	63,937	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rates ranging from 9.6% to 10.8%, matures dates ranging from August 11, 2009 to September 13, 2009.	1,769,598	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on November 10, 2009.	510,240	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate of 10.5%, matures dates ranging from September 25, 2009 to March 31, 2010	7,600,019	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011.	1,026,367	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 10.5%, matures on November 21, 2009	409,559	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on September 24, 2009	23,705	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 15.2%, matures on October 27, 2011.	94,644	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on November 21, 2009	14,747	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	74,392	-

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on November 26, 2009 and June 26, 2010.	1,777,153	-

Notes payable to AnBinh Securities JSC, secured by Military bank stock, annual interest rate of 10.5%, matures on December 24, 2009	162,271

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,047,760	4,305,481
Total Notes Payable	$60,701,917	$54,536,630

ST Note payable and current portion of LT notes, weighted average interest rates of 10.6% for six months of 2009 and 11.58% for six months of 2008	52,198,499	46,813,145

Long-term Notes Payable	$8,503,418	$7,723,485

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off after the period end.

Future maturities on long-term debt as of June 30 are as follows:
2009 remainder	$52,198,499
2010	3,161,652
2011	2,533,277
2012	1,617,305
2013	293,142
2014	898,042

$60,701,917

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $3,491 and $334,196 and advances receivable of $419,667 and $714,658 from various officers and directors of the Company as of June 30, 2009 and December 31, 2008, respectively. The loans and advances to officers were made with no interest, not secured and due on demand.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.

The Company had other payables of $21,782 and $17,876 to officers and directors of the Company as of June 30, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $185,201 and $208,667 as of June 30, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

The Company has guaranteed a loan with line of credit for approximately $4 million and $5.6 million for Cavico Mining, an equity investment entity as of June 30, 2009 and December 31, 2008, respectively. The loan balances as of June 30, 2009 and December 31, 2008 were $3,573,651 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $4,897,519 and $3,826,533 as of June 30, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $372,699 and $155,347 as of June 30, 2009 and December 31, 2008, respectively.

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

			Accumulated Other
	Comprehensive Income (loss)	Retained Earnings	Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance	$-	$(6,638,329)	$(3,739,401)	$3,048	$13,619,865	$9,715,228	$12,960,412
Reclassification of unrealized loss from Noncontrolling interest in the prior year	-	-	481,002	-	-	(481,002)	-
Net income	823,841	304,031	-	-		- 519,810	823,841
Sale of share from noncontrolling interest						212,171	212,171
Dividend paid to noncontrolling interest						(211,235)	(211,233)
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	947,969	-	702,506	-	-	245,463	947,969
Foreign currency translation adjustment	(7,107)	-	1,056	-	-	(8,163)	(7,107)
Ending balance	$1,764,703	$(6, 334,298)	$(2,554,837)	$3,048	$13,619,865	$9,992,273	$14,726,051

NOTE 11- SEGMENT REPORTING

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

Following is a summary of segment information for the six months period ended June 30, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$21,905,263	$3,564,709	$-	$25,469,972
Operating income/(loss)	3,295,145	74,123	(1,371,278)	1,997,990
Total Assets	79,941,160	6,361,813	29,452,120	115,755,093
Capital Expenditure	3,593,672	9,005	7,076	3,609,753
Interest Income	-	-	124,079	124,079
Interest Expense	44,794	267,856	756,345	1,068,995
Depreciation/Amortization	2,222,161	35,548	121,053	2,378,762

Following is a summary of segment information for the six months period ended June 30, 2008:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$22,519,168	$1,103,448	$-	$23,622,616
Operating income/(loss)	2,944,029	129,295	(1,248,621)	1,824,702
Total Assets	58,990,722	2,235,763	25,454,928	86,681,413
Capital Expenditure	5,554,685	-	886,989	6,441,674
Interest Income	-	-	442,548	442,548
Interest Expense	73,797	160,863	517,314	751,974
Depreciation/Amortization	2,342,929	15,358	80,288	2,438,575

NOTE 12 – PUBLIC OFFERING

On July 27, 2009, the Company submitted a Stock Split Request form with the Financial Industry Regulation Authority (“FINRA”) to request approval for a 40-for-one reverse stock split and became effective.

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

	Actual		Proforma
	June 30, 2009	December 31, 2008	June 30, 2009
Net income attributable to Cavico Corp.	$304,032	$631,816	$(6,415,968)
Weighted average common shares	3,047,795	2,919,045	4,247,795
Net Income per common share-basic & diluted	$0.10	$0.21	$(1.51)

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “CAVO”

As of June 30, 2009, the registration statement is not effective and waiting for an approval from SEC.

NOTE 13 – RESTATEMENTS

The financial statements for the years ended June 30, 2009 and 2008 were restated to exclude Cavico Mining which was included in consolidation as a subsidiary of the Company in the previously issued financial statements.  This determination was based on FIN46R analysis which concluded that the Company is not a primary beneficiary.

Effects on previously issued financial statements for the period ended June 30, 2009 are as follows:

	Three Month Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Decrease in revenue	$(249,440)	$(3,247,196)	$(638,888)	$(4,126,513)
Decrease in cost of sales	600	(2,730,824)	(101,672)	(3,188,641)
Decrease in general administrative expenses	(107,961)	(123,455)	(231,987)	(240,597)
Increase in other income	5,660	119,107	95,730	299,613
Income tax effect of restatement	$57,985	$47,236	$76,232	96,514
Increase in net income	$-	$-	$-	$-

Balance Sheet as of June 30, 2009

	Previously	Net
	Reported	Change	Restated
ASSETS

Current Assets:
Cash	$3,846,194	(150,003)	$3,696,191
Investments, available for sale	3,312,507	(563,746)	2,748,761
Equity method investment in Cavico Mining	-	1,576,258	1,576,258
Accounts receivable -trade- net	10,835,116	(1,505,842)	9,329,274
Receivable - other	10,861,635	4,090,329	14,951,964
Inventory	5,211,268	(916,481)	4,294,787
Work in process	39,741,524	(14,817,379)	24,924,145
Receivables and advances from related parties	457,071	(33,913)	423,158
Other current assets	2,644,575	(167,947)	2,476,628
Total current assets	76,909,890	(12,488,724)	64,421,166

Fixed Assets:
Land and building development costs	9,715,222	(233,460)	9,481,762
Temporary housing assets	569,181	(299,103)	270,078
Machinery and equipment	27,842,834	(3,569,340)	24,273,494
Vehicles	12,725,029	(5,444,693)	7,280,336
Office and computer equipment	824,658	(66,092)	758,566
	51,676,924	(9,612,688)	42,064,236
Less accumulated depreciation	(19,537,552)	5,497,058	(14,040,494)
Net fixed assets	32,139,372	(4,115,630)	28,023,742

Intangible Assets:
Goodwill	857,159	(89,070)	768,089
Licenses - net	284,269	-	284,269
Net Intangible Assets	1,141,428	(89,070)	1,052,358

Other Non Current Assets:
Investments, cost method	2,903,720	(230,637)	2,673,083
Long-term retention receivables	13,462,060	(859,348)	12,602,712
Prepaid expenses	2,405,151	(651,837)	1,753,314
Long-term work in process	521,008	3,726,635	4,247,643
Other assets	1,005,164	(24,089)	981,075
Total other assets	20,297,103	(1,960,724)	22,257,827

TOTAL ASSETS	$130,487,793	(14,732,700)	$115,755,093

	Previously	Net
	Reported	Change	Restated
LIABILITIES

Current Liabilities:
Accounts payable	$14,745,818	(1,392,071)	$13,353,747
Accounts payable – related parties	27,168	(5,386)	21,782
Accrued expenses	5,499,708	(414,395)	5,085,313
Advances from customers	19,516,872	(12,699,209)*	6,817,663
Payable to employees	2,691,886	(23,307)	2,668,579
Notes payable - current	56,294,251	(4,095,752)	52,198,499
Notes payable - related parties	205,607	(20,406)	185,201
Current portion of capital lease obligations	112,776	(10,996)	101,780
Total current liabilities	99,094,086	(18,661,522)	80,432,564

Long-Term Debt:
Long-term advances from customers		11,888,712 *	11,888,712
Capital lease obligations – long-term	214,159	(9,811)	204,348
Long-term debt	10,055,006	(1,551,587)	8,503,418
Total long-term debt	10,269,165	10,327,313	20,596,478

TOTAL LIABILITIES	109,363,251	(8,334,209)	101,029,042

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-		-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	121,912	(118,864)	3,048
Additional paid-in capital	13,501,001	118,864	13,619,865
Accumulated deficit	(6,243,708)	(90,590)	(6,334,298)
Accumulated other comprehensive income (loss)	(2,609,700)	54,863	(2,554,837)
Total Cavico Corp. stockholders' equity	4,769,505	(35,727)	4,733,778
Noncontrolling interest	16,355,037	(6,362,764)	9,992,273
Total stockholders' equity	21,124,542	(6,398,491)	14,726,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,487,793	(14,732,700)	$115,755,093

Statement of Operations and Comprehensive Income for the Six Months Ended June 30, 2009

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$22,501,289	(596,026)	$	$ 21,905,263
Mining construction	2,012,247	(2,012,247)		-
Commercial activities	1,595,324	1,969,385		3,564,709
Total revenue	26,108,860	(638,888)		25,469,972

Cost of Goods Sold:
Civil construction	17,285,338	(203,334)		17,082,004
Mining construction	1,592,723	(1,592,723)		-
Commercial activities	1,353,218	1,694,385		3,047,603
Total cost of goods sold	20,231,279	(101,672)		20,129,607

Gross Profit	5,877,581	(537,216)		5,340,365

Operating Expenses:
Selling expenses	169,201	-		169,201
Bad debts	108,904	-		108,904
General & administrative expenses	3,296,257	(231,987)		3,064,270
Total operating expenses	3,574,362	(231,987)		3,342,375

Total income from operations	2,303,219	(305,229)		1,997,990

Other income (expenses):
Gain on disposal of assets	16,892	(8,691)		8,201
Other income	46,863	1,876		48,739
Income from investment in Cavico Mining	-	113,177		113,177
Loss on foreign currency exchange	(53,692)	-		(53,692)
Interest income	230,250	(106,171)		124,079
Interest expense	(1,164,534)	95,539		(1,068,995)
Total other income ( expense)	(924,221)	95,730		(828,491)

Income before income taxes and noncontrolling interest	1,378,998	(209,499)		1,169,499

Income taxes benefit (expense)	(421,890)	76,232		(345,658)

Income before noncontrolling interest	957,108	(133,268)		823,841

Net income attributable to noncontrolling interest	(653,076)	133,268		(519,810)

Net income attributable to Cavico Corp.	$304,032	1		$304,031
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,275,768	327,799		947,969
Foreign currency translation adjustment	118,097	(125,204)		(7,107)
Comprehensive income (loss)	$2,350,973	(586,270)		$1,764,703
Less comprehensive income(loss) attributable to the noncontrolling interest	(1,273,339)	516,230		(757,109)
Comprehensive income(loss) attributable to Cavico Corp	$1,077,634	(70,040)		1,007,594

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	121,911,793			3,047,795
Net income per common share-basic and diluted	$0.00	0.10		$0.10

Statement of Operations and Comprehensive Income for the Six Months Ended June 30, 2008

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$24,421,927	(1,902,759)	$22,519,168
Mining construction	2,131,644	(2,131,644)	-
Commercial activities	1,195,558	(92,110)	1,103,448
Total revenue	27,749,129	(4,126,513)	23,622,616

Cost of Goods Sold:
Civil construction	19,605,492	(1,458,744)	18,146,748
Mining construction	1,699,779	(1,699,779)	-
Commercial activities	792,551	(30,118)	762,433
Total cost of goods sold	22,097,822	(3,188,641)	18,909,181

Gross Profit	5,651,307	(937,872)	4,713,435

Operating Expenses:
Selling expenses	40,241	-	40,241
General & administrative expenses	3,089,088	(240,597)	2,848,491
Total operating expenses	3,129,329	(240,597)	2,888,732

Total income from operations	2,521,978	(697,275)	1,824,703

Other income (expenses):
Gain on disposal of assets	50,330	-	50,330
Other income	(6,554)	(2,334)	(8,888)
Income(loss) from non-consolidated joint venture	-	69,746	69,746
Interest income	428,753	13,796	442,549
Interest expense	(970,379)	218,405	(751,974)
Total other income ( expense)	(497,850)	299,613	(198,237)

Income before income taxes and noncontrolling interest	2,024,128	(397,662)	1,626,466

Income taxes benefit (expense)	(643,102)	96,514	(546,588)

Income before noncontrolling interest	1,381,026	(301,148)	1,079,878

Net income attributable to noncontrolling interest	(784,912)	301,149	(483,763)

Net income attributable to Cavico Corp.	$596,114	1	$596,115
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(4,171,993)	-	(4,171,993)
Foreign currency translation adjustment	(302,524)	68,848	(233,676)
Comprehensive income (loss)	$(3,093,491)	(232,300)	$(3,325,791)
Less comprehensive income(loss) attributable to the noncontrolling interest	(784,912)	301,149	(483,763)
Comprehensive income(loss) attributable to Cavico Corp	$(3,878,403)	68,849	(3,809,554)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	116,803,002	(113,882,927)	2,920,075
Net income per common share-basic and diluted	$0.01	0.19	$0.20

Statement of Operations and Comprehensive Income for the Three Months Ended June 30, 2009

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$12,271,649	(334,963)	$11,936,686
Mining construction	991,666	(991,666)	-
Commercial activities	601,855	1,077,189	1,679,044
Total revenue	13,865,170	(249,440)	13,615,730

Cost of Goods Sold:
Civil construction	9,326,747	(102,217)	9,224,530
Mining construction	808,743	(808,743)	-
Commercial activities	501,955	911,560	1,413,515
Total cost of goods sold	10,637,445	600	10,638,045

Gross Profit	3,227,725	(250,040)	2,977,685

Operating Expenses:
Selling expenses	150,882	-	150,882
Bad debts	108,904	-	108,904
General & administrative expenses	1,728,706	(107,961)	1,620,745
Total operating expenses	1,988,492	(107,961)	1,880,531

Total income from operations	1,239,233	(142,079)	1,097,154

Other income (expenses):
Gain on disposal of assets	8,699	(8,691)	8
Other income	65,307	1	65,308
Income from non-consolidated joint venture	-	88,430	88,430
Loss on foreign currency exchange	(119,192)	-	(119,192)
Interest income	189,230	(110,768)	78,462
Interest expense	(648,642)	36,688	(611,954)
Total other income ( expense)	(504,598)	5,660	(498,938)

Income before income taxes and noncontrolling interest	734,635	(136,419)	598,216

Income taxes benefit (expense)	(177,429)	57,985	(119,444)

Income before noncontrolling interest	557,206	(78,435)	478,772

Net income attributable to noncontrolling interest	(393,378)	78,435	(314,943)

Net income attributable to Cavico Corp.	$163,828	1	$163,829
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,375,138	(327,799)	1,047,339
Foreign currency translation adjustment	67,762	(101,264)	(33,502)
Comprehensive income (loss)	$2,000,106	(507,497)	$1,492,609
Less comprehensive income(loss) attributable to the noncontrolling interest	(965,676)	407,970	(557,706)
Comprehensive income(loss) attributable to Cavico Corp	$1,034,430	(99,527)	$934,903
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	121,911,793	(118,863,998)	3,047,795
Net income per common share-basic and diluted	$0.00	0.05	$0.05

Statement of Operations and Comprehensive Income for the Three Months Ended June 30, 2008

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$17,480,817	(1,935,132)	$15,545,685
Mining construction	1,222,557	(1,222,557)	-
Commercial activities	802,523	(89,507)	713,016
Total revenue	19,505,897	(3,247,196)	16,258,701

Cost of Goods Sold:
Civil construction	14,337,928	(1,594,160)	12,743,768
Mining construction	1,027,055	(1,027,055)	-
Commercial activities	644,277	(109,609)	534,668
Total cost of goods sold	16,009,260	(2,730,824)	13,278,436

Gross Profit	3,496,637	(516,372)	2,980,265

Operating Expenses:
Selling expenses	26,557	-	26,557
General & administrative expenses	1,632,501	(123,455)	1,509,046
Total operating expenses	1,659,058	(123,455)	1,535,603

Total income from operations	1,837,579	(392,917)	1,444,662

Other income (expenses):
Gain on disposal of assets	(1,143)	-	(1,143)
Other income	1,223	(2,333)	(1,110)
Income from investment in Cavico Mining	-	53,063	53,063
Interest income	176,818	4,448	181,266
Interest expense	(462,005)	63,929	(398,076)
Total other income ( expense)	(285,107)	119,107	(166,000)

Income before income taxes and noncontrolling interest	1,552,472	(273,810)	1,278,662

Income taxes benefit (expense)	(437,024)	47,236	(389,788)

Income before noncontrolling interest	1,115,448	(226,574)	888,874

Net income attributable to noncontrolling interest	(580,643)	(226,574)	(354,069)

Net income attributable to Cavico Corp.	$534,805	-	$534,805
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(4,406,157)	(337,575)	(4,068,582)
Foreign currency translation adjustment	(390,488)	71,619	(318,869)
Comprehensive income (loss)	$(3,681,197)	182,620	$(3,498,577)
Less comprehensive income(loss) attributable to the noncontrolling interest	(580,643)	226,574	(354,069)
Comprehensive income(loss) attributable to Cavico Corp	$(4,261,840)	409,194	(3,852,646)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted (after 40 for one reverse split)	116,844,211	(113,923,106)	2,921,105
Net income per common share-basic and diluted	$0.00	0.18	$0.18

Statement of Cash Flows for the Period Ended June 30, 2009

	Previously
	Stated	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$1,038,786	$(214,945)	823,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,956,812	(578,050)	2,378,762
Changes in provisions		108,904	108,904
Gain on sale of fixed assets	(16,892)	8,691	(8,201)
Loss on foreign currency exchange	53,692	-	53,692
Income from investment in Cavico Mining	-	(113,177)	(113,177)
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(5,260,135)	(151,191)	(5,411,326)
Increase in inventory	(1,098,035)	395,240	(702,795)
Increase in construction work in progress	(10,120,083)	1,986,982	(8,133,101)
(Increase) decrease in other assets	131,911	(171,867)	(39,956)
Increase in advances from customer	4,776,337)	(507,009)	4,269,328
Increase (decrease) in payable to employees	(1,533,760)	306,218	(1,227,542)
Increase in accounts payables and accrued expenses	6,174,572)	(250,310)	5,924,262
Net Cash Used in Operating Activities	(2,896,795)	819,486	(2,077,309)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(3,784,551)	174,790	(3,609,753)
Purchase of investments in nonconsolidated companies and joint venture	(69,790)	-	(69,790)
Proceed from sale of available-for-sale securities			-
Proceeds from sales of fixed assets	673,378	(33,697)	639,681
Net Cash Used in Investing Activities	(3,180,963)	141,101	(3,039,862)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	212,171	-	212,171
Payments of dividend to minority interest	(211,233)	-	(211,233)
Proceeds from notes payable	47,461,073	(4,421,786)	43,039,287
Proceeds from notes payable - related parties	50,605	(23,586)	27,019
Payments of notes payable	(40,632,840)	3,473,053	(37,159,787)
Payments of notes payable- related parties	(53,954)	3,187	(50,767)
Payments of capital leases obligations	(55,513)	5,496	(50,017)
Net Cash Provided By Financing Activities	6,770,309	(963,636)	5,806,673

Increase(decrease) in Cash	692,550	(3,048)	689,502

Cash at Beginning of period	3,148,985	(146,746)	3,002,239
Effect of foreign currency translation	4,659	(209)	4,450

Cash at End of period	$3,846,194	$(150,003)	3,696,191

Supplemental Cash Flow Information:
Interest paid	$2,344,340	$862,346	3,206,686
Taxes paid	$20,102	$(17,342)	2,760

Statement of Cash Flows for the Period Ended June 30, 2008

	Previously
	Stated	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$1,381,026	$(301,148)	1,079,878
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,014,904	(576,329)	2,438,575
Changes in provisions			-
Gain on sale of fixed assets	(50,330)	-	(50,330	) )
Loss on foreign currency exchange			-
Income from investment in Cavico Mining		(69,747)	(69,747)
Stock issued for services	75,000	-	75,000
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(8,637,606)	617,223	(8,020,383)
Increase in inventory	(665,069)	(4,083)	(669,152)
Increase in construction work in progress	(3,714,782)	2,151,598	(1,563,184)
(Increase) decrease in other assets	(190,098)	3,980	(186,118)
Increase in advances from customer	3,430,237	(58,298)	3,371,939
Increase (decrease) in payable to employees	546,375	20,796	567,171
Increase in accounts payables and accrued expenses	1,838,124	(222,147)	1,615,977
Net Cash Used in Operating Activities	(2,972,219)	1,561,845	(1,410,374)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(7,165,756)	724,082	(6,441,674	) )
Purchase of investments in nonconsolidated companies and joint venture	(691,774)	(212,982)	(904,756	) )
Proceed from sale of available-for-sale securities			-
Proceeds from sales of fixed assets	421,155	(50,006)	371,149
Net Cash Used in Investing Activities	(7,436,375)	461,093	(6,975,282	) )

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	5,087,069	(2,506,517)	2,580,552
Payments of dividend to minority interest	-	(60,272)	(60,272)
Proceeds from notes payable	33,802,593	(6,054,855)	27,747,738
Proceeds from notes payable - related parties	1,175,014	-	1,175,014
Payments of notes payable	(29,237,334)	6,318,936	(22,918,398	) )
Payments of notes payable- related parties	(679,452)	-	(679,452	) )
Payments of capital leases obligations	(44,502)	5,796	(38,706	) )
Net Cash Provided By Financing Activities	10,103,388	(2,296,912)	7,806,476

Increase(decrease) in Cash	(305,206)	(273,974)	(579,180)

Cash at Beginning of period	1,412,201	(54,811)	1,357,390
Effect of foreign currency translation	(18,999)	1,505	(17,494)

Cash at End of period	$1,087,996	$(327,280)	760,716

Supplemental Cash Flow Information:
Interest paid	$1,422,656	$1,586,093	3,008,749
Taxes paid	$22,583	$(15,131)	7,452

NOTE 14 – SUBSEQUENT EVENT

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

By consolidating these subsidiaries in the June 30, 2009 financial statements, the assets in the consolidated financial statements are increased by $24,580,558 or 27% from $91,174,537 to $115,755,095, liabilities are increased by $18,713,093,or by 23% from$82,315,949 to $101,029,045, total revenues are increased by $4,603,464 or 22% from $20,866,508 to $25,469,972 and the net income attributable to the Company was increased by$92,216 or by 44% from $211,816  to $304,032 by the entities in which the Company has less than fifty percent ownership shares Net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 37% of total net income before minority interest for the period ended June 30, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Construction Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	76%
Cavico Transport JSC	74%
Cavico Hydropower Construction JSC	72%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	34%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	24%
Cavico Stone and Mineral JSC	37%
Cavico PHI Cement JSC	81%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. During the six-months ended June 30, 2009 and 2008, the Company recognized $690,530 and $1,352,816, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

Under SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $9,886,381 and $1,006,976, respectively as of June 30, 2009 and 2008.

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

Total  Sales

We generated $13,615,730 in net sales during the three-months ended June 30, 2009 compared to $16,258,701 during the same period ended June 30, 2008, mostly from civil construction projects. The Company’s net sales from civil construction decreased by $3,608,999 or 23% to $11,936,686 for the three-months ended June 30, 2009 from $15,545,685 for the same period in 2008. This decrease was due to the ramping-up of several new projects such as Ta Trach, Dambri, Ngan Truoi and Huana projects in three months ended June 30, 2009.  We expect our net sales to increase in next several quarters as the progress billings upon completion on these projects are made.  The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $966,028 or 136% to $1,679,044 for the three-months ended June 30, 2009 from $713,016 for the same period in 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the three-months ended June 30, 2009 compared  to the same period of 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri
Revenue	$531,885	$2,142,191	$48,242	$968,742	$1,387,374	$
Cost of goods sold	486,623	1,575,480	43,047	790,241	1,090,925
Gross profit	45,262	566,711	5,195	178,501	296,449
Gross profit %	9%	26%	11%	18%	21%

2008
Revenue	$2,053,034	$2,975,613	$1,427,096	$458,148	$339,497	$
Cost of goods sold	1,998,135	2,399,637	1,368,816	403,685	276,558
Gross profit	54,899	575,976	58,280	54,463	62,939
Gross profit %	3%	19%	4%	12%	19%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010

Major Projects Revenues

The revenues from Buon Kuop Project decreased by $1,521,149 or 74% to $531,885 during  the three-months ended June 30, 2009 compared to the same period in 2008.  Revenues for the year ending December 31, 2009 for the Buon Kuop Project are anticipated to be approximately $2.8 million as the project is being completed. The revenues from the A Luoi Tunnel Project decreased by $833,422 or 28% for the three-months ended June 30, 2009 compared to the same period in 2008 and revenue for the year ending December 31, 2009 is anticipated approximately $10.7 million.  The revenues from Buon TuaSrah Project decreased by $1,378,854 or 97% for the three months ended June 30, 2009 compared to the same period in 2008 as the project was in the final stage in the second quarter of 2009 and the Company anticipates approximately $2.1 million for the year ending December 31, 2009. The revenues from Dong Nai 4 Project increased by $510,594 or 111% for the three-months ended June 30, 2009 compared to  the same period in 2008 and the Company anticipates approximately $2.9 million in revenue for the year ending December 31, 2009. The revenues from Algeri Project increased by $1,047,877 or 309% for the three-months ended June 30, 2009 compared to  the same period in 2008 and the Company anticipates approximately $3.8 million in revenue for the year ending December 31, 2009.

Total Cost of  Goods Sold

Costs of goods sold were $10,638,045 and $13,278,436 for the three-months ended June 30, 2009 and 2008, respectively. Cost of goods sold includes capitalization of interest expenses of $1,146,752 and $1,115,415 for the three-months ended June 30, 2009 and 2008, respectively.

Cost of goods sold (without capitalization of interest expenses) decreased by $2,671,728 or 22% to $9,491,293 for the three-months ended June 30, 2009 from $12,163,021 for the same period in 2008. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales decreased by 5% to 70% for the three-months ended June 30, 2009 from 75% of sales for the same period in 2008.  The decrease of cost goods sold from civil construction as a percentage of sales was due to the rate of inflation in six months ended June 30, 2009 decrease to 10.3% from 14.5% for three months ended March 31, 2009, while the rate of inflation in six months ended June 30, 2008 increase to 16% from 9.2% for three months ended March 31, 2008, which decreased the cost of fuels, materials and spare parts.

The Company’s cost of goods sold for civil construction for the three-months ended June 30, 2009 was $9,224,530, of which as a percentage of sales decreased by 5% to 77% for the three-months ended June 30, 2009 from 82% of sales for the same period in 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended June 30, 2009 was $1,413,515 of which as a percentage of sales increased  by 9% to 84% in 2009 from 75% for the same period in 2008. This due to net sales increased as discussed above.

Major Projects Cost of Goods Sold

The costs of goods sold on the major projects were increased (decreased)  for the three months ended June 30, 2009 compared to 2008 generally in proportion to the increase (decrease) in revenue.

The cost of goods sold from Buon Kuop project decreased by $1,511,512 or 76% during  the three-months ended June 30, 2009 compared to the same period in 2008.  The percentage of cost of good sold to sales was decreased to 91% in 2009 compared to 97% in 2008. The cost of goods sold from A Luoi Tunnel project decreased by $824,157 or 34% for the three-months ended June 30, 2009 compared to 2008 . The percentage of cost of good sold to sales for this project decreased to 74% in the three-months ended June 30, 2009 compared to 81% for the same period in 2008. The cost of goods sold from Buon TuaSrah project decreased by $1,325,769 or 97% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased to 89% in 2009 compared to 96% in 2008. The cost of goods sold from Dong Nai 4 project increased by $386,556 or 96% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased to 82% in 2009 compared to 88% in 2008. The cost of goods sold from Algeri project increased by $814,367 or 294% for the three-months ended June 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was decreased slightly to 79% in 2009 compared to 81% in 2008.

Total Gross Profit

Gross profit for the three-months ended June 30, 2009 was $2,977,685 or 22% of sales compared to $2,980,265 or 18% of sales for the three-months ended June 30, 2008. The decrease in gross profit was primarily due to lower net sales partially offset by a higher gross profit percentage.  The decrease in gross profit was primarily from from civil construction which decreased $89,761from $2,801,917 to $2,712,156.  The gross profit percentage for net sales in civil construction increased to 23% in the three-months ended June 30, 2009 compared to 18% in 2008., This increase in gross profit percentage resulted from increases in the gross profit percentage of our major projects as explained below. The gross profit from commercial activities increased by $87,181, as a percentage to sale decreased from 25% to 16%. This decrease is mainly due to  a decrease in the sales price of goods.

Gross Profit from Major Projects

The gross profit from Buon Kuop project decreased by $9,637 or 18% for the three-months ended June 30, 2009 compared to same period in 2008 as the project is being completed. The increase in the gross profit from 3% in to 9% for the three-months ended June 30, 2009 compared to 2008 as the project was reaching final stage in 2009 compared to this project was progressed from excavating stage to concrete lining of the tunnel which requires high materials costs and labor costs compared to excavation works in the three months ended June 30, 2008. The gross profit from A Luoi Tunnel decreased by $9,265 in the three-months ended June 30, 2009 or 2% over the same period in 2008. The gross profit percentage for this project increased from 19% to 26%. The gross profit from Buon TuaSrah decreased by $53,085 or 91% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for this project increased from 4% to 11%. The gross profit from Dong Nai 4 project was increased by $124,038 or 228% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit percentage to  sales for Dong Nai 4 project increased from 12% to 18% in the three-months ended June 30, 2009 compared to the same period in 2008. The gross profit from Algeri project increased by $233,510 or 371% in the three-months ended June 30, 2009 compared to the same period in 2008. This increase in gross profit is due to an increase in revenue in the three-months ended June 30, 2009 since this project started in 2008. The gross profit percentages to sales between the two comparable periods are consistent.

Operating Expenses

The company’s operating costs for the three-months ended June 30, 2009 were $1,880,531 compared to $1,535,603 for the same period in 2008, with an increase of $344,928. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses decreased by $124,578 to $483,967 for the three-months ended June 30, 2009 from $608,545 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $208,954 to $497,919 due to registration filing related to fund raising activities for the three-months ended June 30, 2009 from $288,965 for the same period in 2008.

•	Selling expenses increased by $124,325 to $150,882 for the three-months ended June 30, 2009 from $26,557 for the same period in 2008.

•	Other administration cost of subsidiaries increased by $27,323 to $638,860 for the three-months ended June 30, 2009 from $611,537 for the same period in 2008.

The company recorded bad debt expense of $108,904 for three-months ended June 30, 2009 and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased  by $332,938 to $498,938 for the three-months ended June 30, 2009 from $166,000 for the three-months ended June 30, 2008. This increase in other expense in 2009 is mainly due to loss on foreign currency exchange of $119,192 was recorded for the three months ended June 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies.Other income also includes gain from disposal of fixed assets of $8 and interest income of $78,462 for the three-months ended June 30, 2009 compared to loss from disposal of fixed assets of $1,143 and interest income of $181,266 in 2008 Other income during the three-months ended June 30, 2009 was $65,308 compared to $1,110 for the same period in 2008. . Income from investment in Cavico Mining during the three-months ended June 30, 2009 was $88,430 compared to $53,063 for the same period in 2008

Interest expenses excluding capitalized interest increased by $213,878 to $611,954 for the three-months ended June 30, 2009 from $398,076 for the same period in 2008.

Net Income

The Company had net income of $478,772 and $888,874 for the three-months ended June 30, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $314,943 compared to $354,069 for the same period in 2008.

The net income per share was $0.00 and $0.18 for the three-months ended June 30, 2009  and 2008, respectively.

Results of operations for the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008.

Total  Sales

We generated $25,469,972 in net sales during the six months ended June 30, 2009 compared to $23,622,616 during the six months ended June 30, 2008, mostly from civil construction and mining projects. The Company’s net sales from civil construction decreased by $613,905 or 3% to $21,905,263 for the six months ended June 30, 2009 from $22,519,168 for the same period in 2008. This was due to the starting of new projects in six months ended June 30, 2009 such as Ta Trach, Dambri, Ngan Truoiand Huana project. The net sales are expected to increase in next quarters as the progress billings upon completion on these projects are made. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $2,461,262 or 223% to $3,564,709 for the six months ended June 30, 2009 from $1,103,448 for the six months ended June 30, 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the six months of 2009 compared to 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri
Revenue	$1,198,368	$3,770,664	$1,848,848	$1,643,665	$2,265,558
Cost of goods sold	1,132,612	2,912,227	1,716,463	1,358,481	1,803,745
Gross profit	65,756	858,437	132,385	285,184	461,813
Gross profit %	5%	23%	7%	17%	20%

2008
Revenue	$3,062,492	$3,663,842	$2,066,787	$677,434	$576,262
Cost of goods sold	2,756,085	2,857,156	1,943,445	577,089	470,400
Gross profit	306,407	806,686	123,342	100,345	105,862
Gross profit %	10%	22%	6%	15%	18%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010

Major Projects Revenues

The revenues from Buon Kuop Project decreased by $1,864,124 or 61% to $1,198,368 during  the six months ended June 30, 2009 compared to the same period in 2008.  This decrease is due to the final stage of this project as it is being completed.  The revenues from the A Luoi Tunnel Project increased  by $106,822 or 3% to $3,770,664 for the six-months ended June 30, 2009 compared to the six months ended June 30, 2008 as the project progressed further in 2009.  The revenues from Buon TuaSrah Project decreased by $217,939 or 11% to $1,848,848 for the six months ended June 30, 2009 compared to the same period in 2008 since this project reached the final stage in the second quarter of 2009.  The revenues from Dong Nai 4 Project increased by $966,231 or 143% to $1,643,665 for the six months ended June 30, 2009 compared to the same period in 2008. This increase is due to changed stage in preparing for tunnel construction. The revenues from Algeri Project increased by $1,689,296 or 293% to $2,265,558 for the six months ended June 30, 2009 compared to  the same period in 2008  This increase was due to anincrease  of manpower to Algeri from 190 people in 2008 to 415 people in 2009.

Total Cost of  Goods Sold

Costs of goods sold were $20,129,607 and $18,909,181 for the six months ended June 30, 2009 and 2008, respectively.  Cost of goods sold includes capitalization of interest expenses of $1,928,890 and $1,632,837 for the six months ended June 30, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) decreased by $924,373 or 5% to $18,200,717 for the six months ended June 30, 2009 from $17,276,344 for the same period ended June 30, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreases by 2% to 71% for the six months ended June 30, 2009 from 73% of sales for the same period in 2008.

Company’s cost of goods sold for civil construction for the six months ended June 30, 2009 was $17,082,004, of which as a percentage of sales decreases by 3% to 78% for the six months ended June 30, 2009 from 81% of sales for the same period ended June 30, 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the six months ended June 30, 2009 was $3,047,603, of which as a percentage of sales increased  by 16% to 85% for the six months ended June 30, 2009 from 69% for the same period in 2008. This is due to net sales increased as disclosed above.

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

Total Gross Profit

Gross profit for the six months ended June 30, 2009 was $5,340,365 or 21% of sales compared to $4,713,435 or 20% of sales for the six months ended June 30, 2008. The increase in gross profit was primarily due to an increase in gross profit of $450,839from civil construction from $4,372,420 to $4,823,259 in the six months of 2008 and 2009.  The gross profit percentage to sale in civil construction increased to 22% in the six months ended June 30, 2009 compared to 19% in same period of 2008. This increase in gross profit percentage was explained below by analyzing comparisons in major projects. The gross profit from commercial activities increased by $176,091, as a percentage to sale decreased from 31% to 15%. This decrease is mainly due to decrease in demand in trading which caused smaller price increase compared to higher cost increase in the six months of 2009 compared to the same period of 2008.

Gross Profit from Major Projects

The gross profit from Buon Kuop project decreased by $240,651 or 79%, and as a percentage to sales from 10% to 5%for the six-months ended June 30, 2009 compared to 2008 as the project was reaching final stage in 2009. The gross profit from A Luoi Tunnel increased by $51,750 for the six-months ended June 30, 2009 or 6% over the same period in 2008 as the project progressed further in 2009 and increased revenue. The gross profit from Buon TuaSrah increased slightly by $9,043 or 7% in the six-months ended June 30, 2009 compared to the same period in 2008. The gross profit from Dong Nai 4 project was increased by $184,840 or 184% in the six-months ended June 30, 2009 compared to the same quarter in 2008. This increase is due to changed stage in preparing for tunnel in 2009. The gross profit from Algeri project was increased by $355,951 or 336% in the six-months ended June 30, 2009 compared to the same quarter in 2008. This increase was due to an increase  of manpower to Algeri from 190 people in 2008 to 415 people in 2009. The gross profit from Nui Beo project was slightly decreased by $12,341 or 3% in the six-months ended June 30, 2009 compared to the same quarter in 2008. The gross profit percentage to sales for A Luoi Tunnel project increased from 22% to 23%, the gross profit percentage to sale increased from 6% to 7% for Buon TuaSrah project, the gross profit percentage to sale increased from 15% to 17% for Dong Nai 4 project, the gross profit percentage to sale increased from 18% to 20% for Algeri project. This increases in gross profit percentage to sale was due to a decrease in the cost of fuels, materials and spare parts.

Operating Expenses

The company’s operating costs for the six months ended June 30, 2009 were $3,342,375  compared to $2,888,732 for the same period in 2008, with an increase of $453,643. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $47,379 to $1,144,744 for the six months ended June 30, 2009 from $1,097,365 for the same period in 2008.

•	Rent expenses increased by $28,388 to $217,084 for the six months ended June 30, 2009 from $188,696 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $162,649 to $679,638 due to registration filing related to fund raising activities for the six months ended June 30, 2009 from $516,989 for the same period in 2008.

•	Selling expenses increased by $128,960 to $169,201 for the six months ended June 30, 2009 from $40,241 for the same period in 2008.

•	Other administration cost of subsidiaries decreased by $22,638 to $1,022,803 for the six months ended June 30, 2009 from $1,045,441for the same period in 2008.

The company recorded bad debt expense of $108,904 for six-months ended June 30, 2009 and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased  by $630,254 to $828,491 for the six months ended June 30, 2009 from $198,237 for the six months ended June 30, 2008. This increase in other expense in 2009 is mainly due to a decrease of interest income by $318,470 to $124,079 for the six months ended June 30, 2009 compared to $442,549in the same period in 2008. Other income also includes gain from disposal of fixed assets of $8,201for the six months ended June 30, 2009 compared to $50,330 in 2008. Other income during the six months ended June 30, 2009 was $48,739 compared to $8,888 as expenses for the same period in 2008. In addition, loss on foreign currency exchange of $53,692 was recorded for the six months ended June 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies. Income from investment in Cavico Mining during the six months ended June 30, 2009 was $113,177 compared to $69,746 for the same period in 2008.

Interest expenses excluding capitalized interest increased by $317,021 to $1,068,995 for the six months ended June 30, 2009 from $751,974 for the same period in 2008.

Net Income

The Company had net income of $823,841 and $1,079,878 for the six months ended June 30, 2009 and 2008, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $519,810 compared to $483,763 for the same period in 2008.

The net income per share was $0.10 and $0.20 for the six months ended June 30, 2009  and 2008, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of June 30, 2009 decreased by $3,543,165 to $16,011,398 compared to $19,554,563 as of December 31, 2008 as current assets increased less than the increase in current liabilities. Our working capital deficit is a result of the required classification of certain retention receivables and work in process as long-term assets.  As of June 30, 2009, long-term retention receivables and long-term work in process totaled $16,850,355. As of June 30, 2009, the Company had $3,696,191 in cash, accounts receivable of $9,329,274, an inventory of $4,294,787, construction work in progress of $24,924,145, investment available for sale of $2,748,761, equity method investment in Cavico Mining of $1,576,258 and other current assets of $2,476,628. Our current accounts receivable was decreased by $2,201,314 from the prior year end. Our accounts receivable decrease was due to more payments received for six months ended June 30, 2009 compared to revenues for six months of 2009 as a seasonal variance . Our inventory as of June 30, 2009 was increased by $874,405 and current construction work in progress increased by $7,364,398 from the prior year end. These increases were due to an increase in work in progress from new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	Jun. 30, 2009	Dec. 31, 2008
Accounts receivable -trade- net	$9,329,274	$11,530,588
Receivable - other	14,951,964	7,088,229
Work in process	24,924,145	17,559,747
Receivables and advances from related parties	423,158	1,048,854
Long-term retention receivables	12,602,712	14,042,107
Long-term work in process	4,247,643	3,579,799

Accounts receivable - trade are generated from civil construction and mining construction projects as well as from our other commercial activities.  As of June 30, 2009, over 86% of our accounts receivable have been outstanding for less than six months.  Reserves for uncollectable amounts, which management believes are sufficient are based on past experience and a specific analysis of the accounts, although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2009, the Company had a reserve for doubtful accounts of $732,778 of which $350,262 was reserved for accounts receivable - trade and $382,516 for long-term receivable.  Our trade accounts receivable as a percentage of quarterly sales decreased from 82% as of March 31, 2009 to 69% as of June 30, 2009. This was due to more payments received in the second quarter of 2009 compared to first quarter of 2009 as a seasonal variance.  Approximately 14% of accounts receivable-trade over six months old as of June 30, 2009 are not past due pursuant to the payment terms.  Many of our construction contracts (e.g., Buon Kuop, Ban ve, Dong Nai 3, Dong nai 4, Bac binh) were granted by the Government of Vietnam.  Pursuant to the contract, we are paid based on actual cost plus profit.  We believe that these receivables will be collected from the government agencies for which we are working. The payment delays are just due to the procedures of submission for approval from related authorities.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $3,637,188 of advances, $7,858,375 of prepayments to suppliers and $3,456,401 of short-term receivables.  These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.   The Company expects to collect amounts due and this expectation is supported by past history

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and A Luoi Hydropower project, which total $12,678,201 in work in process at June 30, 2009.  All three projects are current in their payments and there are no known disputes regarding the work performed to date.  Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of June 30, 2009, the reserves against work in process were $980,637.  For the current work in process, over 65% of the work in process is less than six months old at June 30, 2009.  Long-term work in process is $4,247,643 and $3,579,799 as of June 30, 2009 and December 31, 2008, respectively, equal to less than 4% of our assets.  The long-term work in process will be billed and collected after the project owner certifies the work.  The Company is not currently aware of any factors that would cause the ultimate timing of collections to change.  The Company has determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand.  The Company had loans receivable in the amounts of $3,491 and advances of $419,667 as of June 30, 2009.

Long term retention receivable has a balance of $12,602,712 at June 30, 2009.Construction contracts include a two to three year warranty period that is part of the construction contract. At June 30, 2009, over 66% of the long-term retention receivables are less than two years old.  Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts or outstanding claims .  We expect to collect these amounts within two years after the completion of the applicable construction contract.  The portion of revenue related to retentions ranges from 5% to 15% depending on each contract and is not recognized until the retention period has expired.  The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project, which total $7,161,100 of the long-term retention receivable balance.  All three projects are current in their payments and there are no known disputes regarding the work performed to date.  For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009.  Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million.  Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011.  When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract.  We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.

The Company's total current liabilities as of June 30, 2009 were $80,432,564 which was increased by $12,522,582 from the prior year end. The current liabilities included accounts payable including related party of $13,375,529, accrued expenses of $5,085,313, advances from customers of $6,817,663, payable to employees of $2,668,579, current notes of $52,198,499 and related party notes of $185,201. Advances from customers included longterm advances from customers increased mainly due to Ta Trach project for which we received approximately $1.1 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, Ngan Truoi project for which we received approximately $1.8 million, HuaNa project for which we received approximately $0.4 million during the six months ended June 30, 2009. Current notes payable increased by $5,385,354 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP, Ngan Truoi Dam. At June 30, 2009, the Company's current liabilities exceeded current assets by $16,011,398.

At June 30, 2009, the Company had $60,701,917 in construction loans, of which $52,198,499 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%.  We obtain these short-term construction loans to finance our civil construction projects.  Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds~~.~~ in the following manner.  These construction loans are made by the banks for a specific project.  Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project.  In most instances, the bank will only pay the supplier or subcontractor directly.  No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment, which are mostly major construction trucks, at June 30, 2009 was $12,686,919, 21% of total construction loans.

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

We maintain lines of credit with various banks and as of June 30, 2009 and December 31, 2008, the outstanding balances were $32.9 million and $27.2 million, respectively and available balances were $8.9 million as of June 30, 2009 and $13.2 million as of December 31, 2008. The banks do not have any financial covenants.  Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of June 30, 2009 and December 31, 2008 was $16,011,398 and $19,554,563, respectively.  As of June 30, 2009 and December 31, 2008, long-term retention receivables and long-term work in process totaled $16,850,355 and $17,621,906.

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

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $20.4 million of our equipment and other assets.

Cash flows

The Company used cash of $2,077,309 in operating activities for the six months ended June 30, 2009 while used cash of $1,410,374 in operating activities for the same period in 2008. The major reasons are a increase in received advances from customers for new projects and a decrease  in accounts receivable and a increase in accounts payable and accrued expenses , partly offset by increase in construction work in progress and payment to employees.

In investing activities, the Company used net cash of $3,039,862 for the six months ended June 30, 2009, nearly all as a result of $3,609,753 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the six months ended June 30, 2008, the Company used cash of $6,975,282 in investing activities, such as procurement of property and equipment totaling $6,441,674 and investment in other entities totaling $904,756 and received $371,149 from sale of fixed assets.

During the six months ended June 30, 2009, the Company generated cash flows of $5,806,673 from financing activities, which included $43,066,306 from loan proceeds and repayments for loans of $37,210,554. During the six months ended June 30, 2008, the Company generated cash flows of $7,806,476 from financing activities including $23,597,850 in repayments of loans to others, $28,922,752  from loan proceeds and $2,580,552  in proceeds from minority interests

The Company generated net income of $823,841 and $1,079,878 including amounts attributed to noncontrolling interests in subsidiaries of $519,810 and $483,763 for the six-months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had a contract backlog of approximately $227.7 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

The Company has guaranteed a loan with line of credit for approximately  $4 million and $5.6 million for Cavico Mining, an equity investment entity, as of June 30, 2009 and December 31, 2008, respectively. The loan balances as of June 30, 2009 and December 31, 2008 were $3,573,651 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $4,897,519 and $3,826,533 as of June 30, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $372,699 and $155,347 as of June 30, 2009 and December 31, 2008, respectively.

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