Form 10-Q/A
period 2009-09-30
Cavico Corp
filed 2009-12-16
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of November 16, 2009.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q/A

For the Period Ended September 30, 2009

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This  Amendment  No. 1 on Form  10-Q/A  ("Amendment  No. 1") amends the Quarterly Report of Cavico Corp.   (the  "Company")  on Form 10-Q for the fiscal quarter ended  September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009 (the "Original Filing").  This Amendment No. 1 is being  filed  for  the  purpose  of  correcting  the misapplication of FIN46(R) "Consolidation of Variable Interest Entities" with respect to the consolidation of  Cavico Mining and Construction JSC, a Vietnamese joint stock company ("Cavico Mining"). As a result, the Company's unaudited consolidated financial statements as of and for the fiscal quarters ended September 30, 2008 and September 30, 2009 included in its Original Filing should not have included the assets, liabilities, operations and cash flows of Cavico Mining.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash	$1,509,342	$3,002,239
Investments, available for sale	3,450,920	1,820,406
Equity method investment in Cavico Mining	1,564,745	1,461,292
Accounts receivable -trade- net	9,949,810	11,530,588
Receivable - other	16,044,827	7,088,229
Inventory	4,766,502	3,420,382
Work in process	27,530,104	17,559,747
Receivables and advances from related parties	433,463	1,048,854
Other current assets	2,697,688	1,423,682
Total current assets	67,947,401	48,355,419

Fixed Assets:
Land and building development costs	9,578,137	8,709,525
Temporary housing assets	269,474	249,962
Machinery and equipment	25,924,634	22,837,606
Vehicles	7,364,867	6,905,688
Office and computer equipment	767,844	715,375
	43,904,956	39,418,156
Less accumulated depreciation	(15,008,341)	(12,050,937
Net fixed assets	28,896,615	27,367,219

Intangible Assets:
Goodwill	767,725	767,004
Licenses - net	278,645	301,884
Net Intangible Assets	1,046,370	1,068,888

Other Non Current Assets:
Investments, cost method	2,670,031	2,599,592
Long-term retention receivables	14,583,645	14,042,107
Prepaid expenses	1,834,865	1,725,660
Long-term work in process	3,340,583	3,579,799
Other assets	1,005,844	762,206
Total other assets	23,434,968	22,709,364

TOTAL ASSETS	$121,325,354	$99,500,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$16,360,299	$8,911,691
Accounts payable – related parties	12,705	17,876
Accrued expenses	5,437,283	4,203,965
Advances from customers	7,962,864	3,762,026
Payable to employees	3,880,332	3,890,975
Notes payable - current	54,075,361	46,813,145
Notes payable - related parties	191,033	208,667
Current portion of capital lease obligations	128,168	101,637
Total current liabilities	88,048,045	67,909,982

Long-Term Debt:
Long-term advances from customers	10,759,690	10,652,992
Capital lease obligations – long-term	793,902	254,020
Long-term debt	9,184,766	7,723,485
Total long-term debt	20,738,358	18,630,497

TOTAL LIABILITIES	108,786,403	86,540,479

Commitments and Contingencies (See Note 10)	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - Class B,
25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized; 3,274,942 shares issued, 3,047,795 shares
outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(8,938,288)	(6,638,329)
Accumulated other comprehensive loss	(1,796,228)	(3,739,401)
Total Cavico Corp. stockholders’ equity	2,888,397	3,245,183
Noncontrolling interest	9,650,554	9,715,228
Total stockholders' equity	12,538,951	12,960,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,325,354	$99,500,890

See accompanying condensed notes to the consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Civil construction	$14,793,921	$12,899,729	$36,699,183	$35,418,898
Commercial activities	2,202,488	1,181,542	5,767,197	2,284,989
Total revenue	16,996,409	14,081,271	42,466,380	37,703,887

Cost of Goods Sold:
Civil construction	14,146,658	11,765,289	31,228,662	29,912,037
Commercial activities	1,797,571	1,037,315	4,845,174	1,799,748
Total cost of goods sold	15,944,229	12,802,604	36,073,836	31,711,785

Gross Profit	1,052,180	1,278,667	6,392,544	5,992,102

Operating Expenses:
Selling expenses	329,863	9,424	499,064	49,666
Bad debt	250,386-	-	359,290	-
General & administrative expenses	1,998,537	1,632,385	5,062,807	4,480,876
Total operating expenses	2,578,786	1,641,809	5,921,161	4,530,542

Total income from operations	(1,526,606)	(363,142)	471,383	1,461,560

Other income (expenses):
Gain on disposal of assets	(902)	3,198	7,298	53,528
Other income(expense)	60,713	(2,720)	109,452	(11,607)
Income(loss) from investment in Cavico Mining	(8,470)	1,919	104,707	71,667
Other-than-temporary impairment losses on available-for-sale securities	(978,880)	-	(978,880)	-
Loss on foreign currency exchange	(43,083)	-	(96,775)	-
Gain(loss) on sale of marketable securities	(6,281)	(380,818)	(6,281)	(380,818)
Interest income	74,506	235,656	198,585	678,203
Interest expense	(655,162)	(1,068,757)	(1,724,157)	(1,820,732)
Total other income (expense)	(1,557,559)	(1,211,522)	(2,386,051)	(1,409,759)

Income (loss) before income taxes and minority interest	(3,084,165)	(1,574,664)	(1,914, 668)	51,801

Income taxes expenses (benefit)	90,888	1,768,546	(254,770)	1,221,958

Net income	(2,993,277)	193,882	(2,169,438)	1,273,759

Less net income attributable to noncontrolling interest	389,288	(44,897)	(130,521)	(528,660)

Net income attributable to Cavico Corp.	$(2,603,989)	$148,985	$(2,299,959)	$745,099

Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,479,259	610,097	2,427,228	(3,561,896)
Foreign currency translation adjustment	(523,861)	2,477	(530,968)	(231,199)
Comprehensive income (loss)	$(2,037,879)	$806,456	$(273,178)	$(2,519,336)
Less comprehensive income(loss) attributable to the noncontrolling interest	192,498	(44,897)	(564,610)	(528,660)
Comprehensive income(loss) attributable to Cavico Corp	$(1,845,381)	$761,559	(837,788)	(3,047,996)

Per Share Information:

Weighted average number of common shares outstanding -basic and diluted	3,047,795	2,921,105	3,047,795	2,920,075
Net income per common share-basic and diluted	$(0.85)	0.05	$(0.75)	0.26

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income(loss)	$(2,169,438)	$1,273,759
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,625,823	3,611,699
Changes in provisions	359,290	-
Gain on sale of fixed assets	(7,298)	(53,528)
Other-than-temporary impairment losses on available-for-sale securities	978,880	-
Loss on foreign currency exchange	96,775	-
Loss on sale of marketable securities	6,281	380,818
Income from investment in Cavico Mining	(104,707)	(71,667)
Stock issued for services	-	84,750
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,040,539)	(11,117,989)
Increase in inventory	(1,190,945)	(974,331)
Increase in construction work in progress	(10,021,527)	(158,874)
Increase in other assets	(130,021)	(393,625)
Increase in advances from customer	4,327,008	3,301,734
Increase (decrease) in payable to employees	(7,459)	989,401
Increase in accounts payables and accrued expenses	8,815,344	339,098
Net Cash Used in Operating Activities	(5,462,533)	(2,788,755)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(5,251,935)	(10,930,218)
Purchase of investments in nonconsolidated companies and joint venture	(556,127)	(2,662,175)
Proceed from sale of available-for-sale securities	52,511	2,466,748
Proceeds from withdrawals of investments	67,799	667,192
Proceeds from sales of fixed assets	692,037	749,359
Net Cash Used in Investing Activities	(4,995,715)	(9,709,094)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	388,533	4,574,244
Payments of dividend to minority interest	(412,301)	(72,200)
Proceeds from notes payable	57,068,924	45,054,596
Proceeds from notes payable - related parties	34,321	1,578,229
Payments of notes payable	(48,039,883)	(36,995,725)
Payments of notes payable- related parties	(51,816)	(1,090,819)
Payments of capital leases obligations	(22,546)	(94,681)
Net Cash Provided By Financing Activities	8,965,232	12,953,644

Increase(decrease) in Cash	(1,493,016)	455,795

Cash at Beginning of period	3,002,239	1,357,390
Effect of foreign currency translation	119	(46,260)

Cash at End of period	$1,509,342	$1,766,925

Supplemental Cash Flow Information:
Interest paid	$4,247,718	$2,198,428
Taxes paid	$27,058	$8,929

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

By consolidating these subsidiaries in the September 30, 2009 financial statements, the assets in the consolidated financial statements are increased by $24,640,172 or 25% from $96,685,182  to $121,325,354, liabilities are increased by $19,031,552,or by 21% from$89,754,850  to $108,786,402, total revenues are increased by $7,398,560 or 21% from $35,067,820  to $42,466,380 and the net loss  attributable to the Company was decreased  by$157,104 or by 6% from ($2,457,062)  to ($2,299,958) by the entities in which the Company has less than fifty percent ownership shares Net loss  before minority interest  generated from the entities in which the Company has less than fifty percent ownership shares was 18% of total net loss  before minority interest for the period ended September 30, 2009.

Profit generated from the entities in which the Company has less than fifty percent ownership shares was 31%  and 25% of total profit for the period ended September 30, 2009 and the year ended December 31, 2008, respectively. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Construction Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	76%
Cavico Transport JSC	68%
Cavico Hydropower Construction JSC	72%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	33%
Cavico Industry and Technical Service JSC	62%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	81%
Cavico Luong Son JSC	92%
Cavico Land JSC	15%

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs  included in work in process were $3,222,116 and $3,160,983 at September 30, 2009 and December 31, 2008, respectively. The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. As of September 30, 2009 and December 31, 2008, the Company recorded a long term work in process of $3,340,583 and $3,579,799, respectively. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of September 30, 2009 and December 31, 2008, the reserves against work in process were $1,100,194 and $843,494 respectively. The Company determined these reserves were sufficient for both short term and long term work in process.

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

Concentration of Customer and Credit Risk

The Company generated 54% and 82% of total revenues from  major customers, in the periods ended September 30, 2009 and 2008, respectively. The accounts  receivable balance for these customers at September 30, 2009 and 2008 was $16,120,906 and $15,536,697, respectively.

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

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $9,970,357 and $158,874, respectively as of September 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized gain of $530,968 and unrealized loss of $231,199 for the nine months ended September 30, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $2,427,228 and unrealized loss of $3,561,896 on investments available for sale for the nine months ended September 30, 2009, and 2008, respectively.

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

NOTE 3-   RECEIVABLE – OTHER

Other receivables at September 30, 2009 and December 31, 2008 by major classification were comprised of the following:

	September 30, 2009	December 31, 2008
Advances to employees	$4,029,429	$2,934,532
Prepayments to suppliers	8,142,103	2,169,684
Other short-term receivable	3,873,295	1,984,013
Total	$16,044,827	$7,088,229

The advances to employees consist of salary advances to employees, loans to employees, and advances to employees for business related expenses.  Under Vietnamese culture, some wages to employees are paid during the national holidays and other times a year. As of September 30, 2009 and December 31, 2008, the related payables to employees were $3,880,332 and $3,890,975. For many of Cavico’s construction employees, accrued wages are paid at the national holidays when workers can return home.  Salary advances area made to these employees during the year for living expenses.

NOTE 4 - INVENTORY

Inventories at September 30, 2009 and December 31, 2008  by major classifications, were comprised of the following:-

	September 30, 2009		December 31, 2008
Goods in transit	$800,814		$593,574
Material and supplies	3,261,775		2,456,948
Tools, instruments	67,476		49,356
Merchandises	651,603		495,842
Reserve	(15,166	)*	(175,338)
Inventory - net	$4,766,502		$3,420,382

*The reserve for inventory was evaluated as of September 30, 2009 based on the analysis of aging and movement of inventory. As a result, the reserve for inventory was reduced by $160,172.  The Company determined that the reserve for inventory is adequate at September 30, 2009.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at September 30, 2009 and December 31, 2008  by major classifications were comprised of the following:

	September 30, 2009	December 31, 2008
Prepaid loan interest	498,129	282,690
Other prepaid expenses	332,454	216,781
Tools and instruments*	1,004,538	400,256
Deductible Value Added Tax	403,298	280,962
Other current assets	459,269	242,993
TOTAL	$2,697,688	$1,423,682
*Tools and instruments which do not meet the capitalization policy of over $600 are amortized over 12 months.

Tools and instruments which do not meet the capitalization policy of over $600 to be included in property and equipment which have more than 12 months amortization  period were included in Prepaid expense under other assets. These amounts were $1,633,783 and $1,015,569 for the period ended  September 30, 2009 and December 31, 2008, respectively and are  amortized over 2 to 4 years. The remaining non-current prepaid expenses of $201,082 and $710,092 as of September 30, 2009 and December 31, 2008 are amortized over 2 to 4 years  based on the benefiting periods. The Company recognized amortization expenses of $838,935 and $891,285 from these non-current prepaid expenses for the period ended September 30, 2009 and December 31, 2008, respectively and expects to incur approximately $1.2 million  for the 2009 fiscal year.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANIES

Equity Method Investment — Cavico Mining and Construction JSC

The Company’s investment amounts were $1,564,745 and $1,461,292 as of September 30, 2009 and December 31, 2008, respectively. The Company’s shares of income and losses were 25.55% and 26.13% as of September 31, 2009 and 2008, respectively. During the years ended September 30, 2009 and 2008, the Company recorded income of $104,707 and  $71,667, respectively as its proportionate share of income  in the joint stock company.

The following is the condensed financial position and results of operations of Cavico Mining as of and for the years ended presented below:

	September 30,	December 31,
	2009	2008

Financial position:
Current assets	$16,187,000	$11,795,000
Property and equipment, net	4,030,000	4,538,000
Total assets	22,702,000	19,078,000
Liabilities	14,725,000	11,440,000

Equity	$7,977,,000	$7,638,,000

Operations:
Net revenue	$6,348,000	$9,042,000
Expenses	(6,175,000)	(8,162,000)

Interest income	255,000	138,000

Net income	$381,000	$569,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP in the amounts of ($7,359) and $60,123 for the periods ended September 30, 2009 and 2008, respectively.

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations.  The Company classifies as “Non-marketable investments”  in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee.  These investments are in private companies, which carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent rounds of financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost.As of September 30, 2009, no impairment charge was necessary.

The Company made new investment of $346,086 and $131,591 during the period ended September 30, 2009 and during the year ended December 31, 2008, respectively.

During the year ended December 31, 2008, the Company withdrew its investment of $124,116 in Vietravico as this company was not formed and received the Company’s  investment back. During the period ended September 30, 2009, the Company withdrew its investment of $67,799 in Agriculture Construction Corporation and recorded $7,567 loss on the sale of the investment. There were no sales of investments during the year ended December 31, 2008. During the period ended September 30, 2009, one of our investee, Vietnam Power Investment and Development JSC became public and was reclassified to available for sale security.

Investment in companies – cost method

The Company’s investments in companies that are accounted for on the cost method of accounting at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008	Fair Value
1. Agriculture Construction Corporation	$-	$67,739	(a)
2. Tour Zones Investment and Construction JSC *	581,131	581,610	475,774(d)
3. Vietnam Power Investment and Development JSC *	-	238,389	(f)
4. Mai Son Cement Joint Stock Company	459,067	459,445	903,666(e)
5. Van Chan Hydropower Company	29,427	29,452	(a)
6. Ha Tay Investment and Development JSC	14,125	14,137	(a)
7. Businessman Culture Development JSC	29,427	29,452	(a)
8. Vietnam Media Financial JSC	114,078	114,172	100,931(d)
9. Vietnam Industry Investment and Construction JSC	58,855	58,903	(a)

10. Nam Viet Investment and Consultant JSC	80,355	80,422	(a)
11. Sao Mai-Ben Dinh Petrolium Investment JSC	588,547	589,032	818,854(d)
12. IDICO Industry Zone Investment Development JSC	8,828	8,835	(a)
13. Vietnam Power Development JSC	58,855	58,903	(a)
14. IDICO Long Son Petrolium Industry Zone Investment	117,709	117,806	158,289(d)
15. Nhan Tri JSC	14,714	14,726	(a)
16. North and South Investment Development JSC	5,885	5,890	(a)
17. Lilamavico Joint Venture	19,529	19,545	(a)
18. Vietnam Design JSC	15,891	15,904	(a)
19. Song Tranh Hydropower JSC	2,943	2,945	(a)
20. Kasvina JSC	107,834	75,526	189,941(e)
21. Vietnam Anti-counterfeit and trading promotion JSC	11,771	11,781	(a)
22. Song Thanh Hydropower JSC	29,427	-	(a)
23. Muong Hom Mining JSC	316,659	-	316,659(b)
24. Others	4,974	4,978	(a)
TOTAL	$2,670,031	$2,599,592
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

September 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$2,117,790	$1,333,130	$-	$3,450,920

Available- for- sale securities consisted of the following at September 30, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$60,000	$60,000	$-
Habubank Stock	620,000	603,113	603,113	-
Vinavico	470,200	667,876	751,233	83,357
Vietnam Growth Investment Fund (VF2)	2,000,000	1,194,750	962,033	(232,717)
Military Bank Stock	391,207	839,107	703,444	(135,663)
Military Bank Bond	85,300	75,299	153,119	77,820
Vietnam Power Investment and Development	389,194	238,192	217,978	(20,214)
Total Securities		$3,678,337	$3,450,920	$(227,417)

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at September 30, 2009.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  For Providential Holdings, Inc., the market value of these securities had declined by 40% and due to poor financial results  it was determined that Company’s would not recover its original cost of the investment at September 30, 2009.  In addition, Habubank Stock had a significant decline in the market value by 61% and due to poor finance industry market in Vietnam, the recovery of the original cost of the investment was not anticipated at September 30, 2009. Based on the evaluation of the securities’ fair value, the Company wrote down $40,000 for Providential Holdings, Inc and $938,880 for Habubank Stock as these reductions appeared to be other than temporary as these securities were in unrealized loss position for more than 12 months. These impairment changes were recognized in the consolidated statement of operations.  The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the period ended September 30, 2009, the Company sold 30,000 shares of Military Bank and  10,000 shares of Habubank. The company recorded $6,281 loss on the sale of the securities.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

During the year ended December 31, 2008, the Company recorded $439,934 loss using average cost method on sale of marketable securities.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, secured by machinery and equipment, annual interest rate of 10.5%, maturity dates ranging from October 27, 2009** to August 24, 2010 .	$5,766,040	$5,721,798

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 15, 2010 and June 25, 2012	155,965	1,452,718

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 10.5%, matures on June 11, 2010	3,992,400	3,571,408

Notes payable to Agribank - Eastern Hanoi Branch, secured by machinery and equipment,, annual interest rate of 10.5%, matures on September 28, 2012	108,881	-

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates of 10.5%, maturity dates ranging from October 9, 2009** to July 8, 2010.	6,054,886	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	779,358	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 10.5%, matures on June 28, 2010 and July 14, 2010.	1,124,319	837,859

Notes payable to Military Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rates ranging from 10.5% to 15%, matures on December 31, 2010, December 30, 2011 and May 17, 2013	2,991,228	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009.	2,059,914	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rate of 10.5%, maturity dates ranging from January 22, 2010 to July 31, 2010.	10,821,810	9,679,137

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rates ranging from 10.5% to 14.16%, maturity dates ranging from October 25, 2010 to April 14, 2014.	1,284,470	1,103,440

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 15%, matures on December 17, 2009.	-	493,756

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 10.5%, matured on August 20, 2009 (in default and extension in process to November 30, 2009) and October 12, 2009.	85,168	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	40,786	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on April 24, 2010 and May 25, 2010	4,971,203	3,715,132

Notes payable to Agribank - Hoang Mai Branch, secured by machinery and equipment, annual interest rates ranging from EURBOR to 12.6%, matures on September 7, 2012, December 13, 2011	2,549,418	1,938,877

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matures on November 1, 2009	95,835	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	543,442	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 10.5%, matures on June 10, 2010	4,414	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 10.5%, matures on September 14, 2012	30,134	37,845

Notes payable to Vinashin Financial Company, unsecured, annual interest rate of 10.5%, matures on January 7, 2010.	588,547	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 11.52%, matures on October 5, 2009.	529,692	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010	63,794	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 9.6%, matures on January 3, 2010.	1,177,094	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on November 10, 2009.	509,099	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate of 10.5%, matures dates ranging from December 25, 2009 to August 30, 2010	7,464,583	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011 and July 31, 2012.	1,077,897	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 10.5%, matures on November 21, 2009	411,586	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 16, 2009	45,188	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rates of 15.2% and 10.5%, matures on October 27, 2011 and April 3, 2012.	82,509	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on November 25, 2009 and July 20, 2011.	49,410	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	67,612	-

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on February 23, 2009 and June 26, 2010.	1,991,631	-

Notes payable to AnBinh Securities JSC, secured by Military bank stock, annual interest rate of 10.5%, matures on December 24, 2009	225,989	-

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, matures on January 21, 2010	588,547	-

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5%, matures on July 4, 2010 and September 23, 2012	194,220	-

Notes payable to Marintime Bank – Cau Giay, secured by machinery, annual interest rate of 10.5%, matures on March 23, 2010	47,084	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2009 and December 31, 2012	4,685,974	4,305,481
Total Notes Payable	$63,260,127	$54,536,630

Short-term note payable and current portion of LT notes, weighted average interest rates of 10.9% for nine months of 2009 and 15.1% for nine months of 2008	54,075,361	46,813,145

Long-term notes payable	$9,184,766	$7,723,485

*  The bank must approve all funding and controls the use of funds.
**These loans were paid off after the period end.

Future maturities on long-term debt as of September 30 are as follows:
2010	$54,075,361
2011	3,687,178
2012	2,619,079
2013	1,689,989
2014	292,486
2015	896,034
$63,260,127

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $2,831 and $334,196 and advances receivable of $430,632 and $714,658 from various officers and directors of the Company as of September 30, 2009 and December 31, 2008, respectively. The loans and advances to officers were made with no interest, not secured and due on demand.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.

The Company had other payables of $12,705 and $17,876 to officers and directors of the Company as of September 30, 2009 and December 31, 2008, respectively.

The Company had loans payable to officers and directors of $191,033 and $208,667 as of September 30, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

The Company has guaranteed a loan with line of credit for approximately $4 million and $5.6 million for Cavico Mining, an equity investment entity, as of September 30, 2009 and December 31, 2008, respectively. The loan balances as of September 30, 2009 and December 31, 2008 were $3,771,558 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $5,599,883 and $3,826,533 as of September 30, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $391,870 and $155,347 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company had no stock issuance for nine months ended September 30, 2009.

The following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

	Comprehensive Income (loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Noncontrolling Interest	Total
Beginning balance	$-	$(6,638,329)	$(3,739,401)	$3,048	$13,619,865	$9,715,228	$12,960,411
Reclassification of unrealized loss from Noncontrolling interest in the prior year	-	-	481,002	-	-	(481,002)	-
Net income	(2,169,438)	(2,299,959)	-	-	-	130,520	(2,169,438
Sale of share from noncontrolling interest						264,020	264,020
Dividend paid to noncontrolling interest						(412,302)	(412,302)
Other comprehensive income:				-	-
Unrealized gain(loss) on Securities	2,427,228	-	1,984,858	-	-	442,369	2,427,228
Foreign currency translation adjustment	(530,968)	-	(522,688)	-	-	(8,280)	(530,968)
Ending balance	$(273,178)	$(8,938,288)	$(1, 796,228)	$3,048	$13,619,865	$9,650,554	$12,538,951

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

Following is a summary of segment information for the nine months period ended September 30, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$36,699,183	$5,767,197	$-	$42,466,380
Operating income/(loss)	2,699,167	(26,697)	(2,201,086)	471,383
Total Assets	86,317,444	6,972,987	28,034,923	121,325,354
Capital Expenditure	4,953,451	291,155	7,328	5,251,935
Interest Income	-	-	198,585	198,585
Interest Expense	91,109	424,261	1,208,787	1,724,157
Depreciation/Amortization	3,395,057	57,010	173,756	3,625,823

Following is a summary of segment information for the nine months period ended September 30, 2008:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$35,418,898	$2,284,989	$-	$37,703,887
Operating income/(loss)	3,130,164	108,561	(1,777,165)	1,461,560
Total Assets	67,766,231	3,181,083	21,146,126	92,093,440
Capital Expenditure	10,033,484	939	895,795	10,930,218
Interest Income	-	-	678,203	678,203
Interest Expense	468,405	256,911	1,095,416	1,820,732
Depreciation/Amortization	3,584,617	18,290	8,792	3,611,699

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

NOTE 13 – RESTATEMENTS

The financial statements for the periods ended September 30, 2009 and 2008 were restated to exclude Cavico Mining which was included in consolidation as a subsidiary of the Company in the previously issued financial statements.  This determination was based on FIN46R analysis which concluded that the Company is not a primary beneficiary.

Effects on previously issued  financial statements for the period ended September 30, 2009 are as follows:

	Three Month Ended Sep 30,		Nine Month Ended Sep 30,
	2009	2008	2009	2008
Decrease in revenue	$(213,267)	$(633,710)	$(852,156)	$(4,760,223)
Decrease in cost of sales	28,343	(358,218)	(73,329)	(3,546,859)
Decrease in general administrative expenses	(115,797)	(98,873)	(347,784)	(339,472)
Increase in other income	13,048	96,810	108,778	398,820
Income tax effect of restatement	$4,603	$12,352	$80,835	106,469
Increase in net income	$-	$-	$-	$-

Balance Sheet as of September 30, 2009
	Previously Reported	Net Change	Restated
ASSETS

Current Assets:
Cash	$1,625,395	(116,053)	$1,509,342
Investments, available for sale	3,789,923	(339,003)	3,450,920
Equity method investment in Cavico Mining	-	1,564,745	1,564,745
Accounts receivable -trade- net	11,632,833	(1,683,023)	9,949,810
Receivable - other	12,682,360	3,362,467	16,044,827
Inventory	5,604,804	(838,302)	4,766,502
Work in process	35,861,724	(8,331,620)	27,530,104
Receivables and advances from related parties	467,300	(33,837)	433,463
Other current assets	2,842,176	(144,488)	2,697,688
Total current assets	74,506,515	(6,559,114)	67,947,401

Fixed Assets:
Land and building development costs	9,811,074	(232,937)	9,578,137
Temporary housing assets	572,389	(302,915)	269,474
Machinery and equipment	29,692,248	(3,767,614)	25,924,634
Vehicles	12,798,025	(5,433,158)	7,364,867
Office and computer equipment	833,787	(65,943)	767,844
	53,707,523	(9,802,567)	43,904,956
Less accumulated depreciation	(20,781,050)	5,772,709	(15,008,341)
Net fixed assets	32,926,473	(4,029,858)	28,896,615

Intangible Assets:
Goodwill	855,242	(87,517)	767,725
Licenses - net	278,645	-	278,645
Net Intangible Assets	1,133,887	(87,517)	1,046,370

Other Non Current Assets:
Investments, cost method	2,900,152	(230,121)	2,670,031
Long-term retention receivables	15,409,574	(825,929)	14,583,645
Prepaid expenses	2,434,956	(600,091)	1,834,865
Long-term work in process	5,999,214	(2,658,631)	3,340,583
Other assets	1,006,954	(1,110)	1,005,844
Total other assets	27,750,850	(4,315,882)	23,434,968

TOTAL ASSETS	$136,317,725	(14,992,371)	$121,325,354

LIABILITIES

Current Liabilities:
Accounts payable	$17,467,160	(1,106,861)	$16,360,299
Accounts payable – related parties	18,079	(5,374)	12,705
Accrued expenses	5,842,641	(405,358)	5,437,283
Advances from customers	9,226,225	(1,263,361)	7,962,864
Payable to employees	4,059,880	(179,548)	3,880,332
Notes payable - current	58,512,385	(4,437,024)	54,075,361
Notes payable - related parties	211,394	(20,361)	191,033
Current portion of capital lease obligations	139,139	(10,971)	128,168
Total current liabilities	95,476,903	(7,428,858)	88,048,045

Long-Term Debt:
Long-term advances from customers	10,759,690	-	10,759,690
Capital lease obligations – long-term	800,948	(7,046)	793,902
Long-term debt	10,497,367	(1,312,601)	9,184,766
Total long-term debt	22,058,005	(1,319,647)	20,738,358

TOTAL LIABILITIES	117,534,908	(8,748,506)	108,786,403

Commitments and Contingencies (See Note 9)	-	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 and 3,271,192 shares issued, 3,047,795 and 2,919,045 shares outstanding, respectively	3,048	-	3,048
Additional paid-in capital	13,619,865	-	13,619,865
Accumulated deficit	(8,847,698)	(90,590)	(8,938,288)
Accumulated other comprehensive income (loss)	(1,897,441)	101,213	(1,796,228)
Total Cavico Corp. stockholders' equity	2,877,774	10,623	2,888,397
Noncontrolling interest	15,905,043	(6,254,489)	9,650,554
Total stockholders' equity	18,782,817	(6,243,866)	12,538,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,317,725	(14,992,371)	$121,325,354

Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2009

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$37,412,980	(713,797)	$36,699,183
Mining construction	2,833,340	(2,833,340)	-
Commercial activities	3,072,216	2,694,981	5,767,197
Total revenue	43,318,536	(852,156)	42,466,380

Cost of Goods Sold:
Civil construction	31,321,835	(93,173)	31,228,662
Mining construction	2,254,405	(2,254,405)	-
Commercial activities	2,570,925	2,274,249	4,845,174
Total cost of goods sold	36,147,165	(73,329)	36,073,836

Gross Profit	7,171,371	(778,827)	6,392,544

Operating Expenses:
Selling expenses	499,064	-	499,064
Bad debts	359,290		359,290
General & administrative expenses	5,410,591	(347,784)	5,062,807
Total operating expenses	6,268,945	(347,784)	5,921,161

Total income from operations	902,426	(431,043)	471,383

Other income (expenses):
Gain on disposal of assets	15,988	(8,690)	7,298
Other income	107,575	1,877	109,452
Income from investment in Cavico Mining	-	104,707	104,707
Gain (loss) on sales of marketable securities	(6,281)	-	(6,281)
Loss on foreign currency exchange	(96,775)	-	(96,775)
Other-than-temporary impairment losses on available-for-sale securities	(978,880)	-	(978,880)
Interest income	320,905	(122,320)	198,585
Interest expense	(1,857,361)	133,204	(1,724,157)
Total other income ( expense)	(2,494,829)	108,778	(2,386,051)

Income before income taxes and noncontrolling interest	(1,592,403)	(322,265)	(1,914,668)

Income taxes benefit (expense)	(335,605)	80,835	(254,770)

Income before noncontrolling interest	(1,928,008)	(241,430)	(2,169,438)

Net income attributable to noncontrolling interest	(371,950)	241,429	(130,521)

Net income attributable to Cavico Corp.	$(2,299,958)	1	$(2,299,959)
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	2,530,812	103,584	2,427,228
Foreign currency translation adjustment	(443,625)	87,343	(530,968)
Comprehensive income (loss)	$159,179	(432,357)	$(273,178)
Less comprehensive income(loss) attributable to the noncontrolling interest	(973,277)	408,667	(564,610)
Comprehensive income(loss) attributable to Cavico Corp	$(814,098)	23,690	(837,788)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	-	3,047,795
Net income per common share-basic and diluted	$(0.75)	-	$(0.75)

Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2008

	Previously	Net
	Reported	Change	Restated
Revenues:
Civil construction	$37,641,074	(2,222,176)	$35,418,898
Mining construction	2,983,315	(2.983,315)	-
Commercial activities	1,839,721	445,268	2,284,989
Total revenue	42,464,110	(4,760,223)	37,703,887

Cost of Goods Sold:
Civil construction	31,500,800	(1,588,763)	29,912,037
Mining construction	2,382,433	(2,382,433)	-
Commercial activities	1,375,411	424,337	1,799,748
Total cost of goods sold	35,258,644	(3,546,859)	31,711,785

Gross Profit	7,205,466	(1,213,364)	5,992,102

Operating Expenses:
Selling expenses	49,666	-	49,666
Bad debts	-		-
General & administrative expenses	4,820,348	(339,472)	4,480,876
Total operating expenses	4,870,014	(339,472)	4,530,542

Total income from operations	2,335,452	(873,892)	1,461,560

Other income (expenses):
Gain on disposal of assets	53,528	-	53,528
Other expense	(9,293)	(2,314)	(11,607)
Income from investment in Cavico Mining	-	71,667	71,667
Gain (loss) on sales of marketable securities	(380,818)	-	(380,818)
Loss on foreign currency exchange	-		-
Other-than-temporary impairment losses on available-for-sale securities	-		-
Loss on sale of investment	-		-
Interest income	661,183	17,020	678,203
Interest expense	(2,133,179)	312,447	(1,820,732)
Total other income ( expense)	(1,808,579)	398,820	(1,409,759)

Income before income taxes and noncontrolling interest	526,873	(475,072)	51,801

Income taxes benefit (expense)	1,115,489	106,469	1,221,958

Income before noncontrolling interest	1,642,362	(368,603)	1,273,759

Net income attributable to noncontrolling interest	(897,264)	(368,604)	(528,660)

Net income attributable to Cavico Corp.	$745,099	1	$745,098
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	(3,561,896)	-	(3,561,898)
Foreign currency translation adjustment	(300,086)	68,887	(231,199)
Comprehensive income (loss)	$(2,219,620)	299,716	$(2,519,336)
Less comprehensive income(loss) attributable to the noncontrolling interest	(897,264)	68,887	(528,660)
Comprehensive income(loss) attributable to Cavico Corp	$(3,116,884)	-	(3,047,996)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	2,920,075	-	2,920,075
Net income per common share-basic and diluted	$0.26	-	$0.26

Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2009

	Previously Reported	Net Change	Restated
Revenues:
Civil construction	$14,911,691	(117,770)	$14,793,921
Mining construction	821,093	(821,093)	-
Commercial activities	1,476,891	725,597	2,202,488
Total revenue	17,209,675	(213,266)	16,996,409

Cost of Goods Sold:
Civil construction	14,036,497	110,161	14,146,658
Mining construction	661,681	(661,681)	-
Commercial activities	1,217,708	579,863	1,797,571
Total cost of goods sold	15,915,886	28,343	15,944,229

Gross Profit	1,293,789	241,609	1,052,180

Operating Expenses:
Selling expenses	329,863	-	329,863
Bad debts	250,386	-	250,386
General & administrative expenses	2,114,334	(115,797)	1,998,537
Total operating expenses	2,694,583	(115,797)	2,578,786

Total income from operations	(1,400,794)	(125,812)	(1,526,606)

Other income (expenses):
Gain on disposal of assets	(904)	2	(902)
Other income	60,712	1	60,713
Loss from investment in Cavico Mining	-	(8,470)	(8,470)
Gain (loss) on sales of marketable securities	1,286	(7,567)	(6,281)
Loss on foreign currency exchange	(43,083)	-	(43,083)
Other-than-temporary impairment losses on available-for-sale securities	(978,880)	-	(978,880)
Loss on sale of investment	(7,567)	7,567	-
Interest income	90,655	(16,149)	74,506
Interest expense	(692,826)	37,664	(655,162)
Total other income ( expense)	(1,570,607)	13,048	(1,557,559)

Income before income taxes and noncontrolling interest	(2,971,401)	(112,764)	(3,084,165)

Income taxes benefit (expense)	86,285	4,603	90,888

Income before noncontrolling interest	(2,885,116)	(108,161)	(2,993,277)

Net income attributable to noncontrolling interest	281,126	108,162	389,288

Net income attributable to Cavico Corp.	$(2,603,990)	1	$(2,603,989)
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	1,255,044	224,215	1,479,259
Foreign currency translation adjustment	(561,722)	37,860	(523,862)
Comprehensive income (loss)	$(2,191,794)	153,915	$(2,037,879)
Less comprehensive income(loss) attributable to the noncontrolling interest	300,062	(107,564)	192,498
Comprehensive income(loss) attributable to Cavico Corp	$(1,891,732)	46,351	$(1,845,381)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	-	3,047,795
Net income per common share-basic and diluted	$(0.85)	-	$(0.85)

Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2008

	Previously Reported	Net Change	Restated
Revenues:
Civil construction	$13,219,147	(319,418)	$12,899,729
Mining construction	851,672	(851,672)	-
Commercial activities	644,162	537,380	1,181,542
Total revenue	14,714,981	(633,710)	14,081,271

Cost of Goods Sold:
Civil construction	11,895,308	(130,019)	11,765,289
Mining construction	682,653	(682,653)	-
Commercial activities	582,861	454,454	1,037,315
Total cost of goods sold	13,160,822	(358,218)	12,802,604

Gross Profit	1,554,159	(275,492)	1,278,667

Operating Expenses:
Selling expenses	9,425	-	9,424
Bad debts	-
General & administrative expenses	1,731,260	(98,875)	1,632,385
Total operating expenses	1,740,685	(98,876)	1,641,809

Total income from operations	(186,526)	(176,616)	(363,142)

Other income (expenses):
Gain on disposal of assets	3,198	-	3,198
Other income	(2,739)	19	(2,720)
Income from investment in Cavico Mining	-	1,921	1,921
Gain (loss) on sales of marketable securities	(380,818)	-	(380,818)
Loss on foreign currency exchange	-		-
Other-than-temporary impairment losses on available-for-sale securities	-		-
Loss on sale of investment	-		-
Interest income	232,430	3,224	235,654
Interest expense	(1,162,800)	94,043	(1,068,757)
Total other income ( expense)	(1,310,729)	99,207	(1,211,522)

Income before income taxes and noncontrolling interest	(1,497,255)	(77,409)	(1,574,664)

Income taxes benefit (expense)	1,758,591	9,955	1,768,546

Income before noncontrolling interest	261,336	(67,454)	193,882

Net income attributable to noncontrolling interest	(112,352)	67,455	(44,897)

Net income attributable to Cavico Corp.	$148,984	1	$148,985
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	610,097	-	610,097
Foreign currency translation adjustment	2,438	39	2,477
Comprehensive income (loss)	$873,871	(67,415)	$806,456
Less comprehensive income(loss) attributable to the noncontrolling interest	(112,352)	67,455	(44,897)
Comprehensive income(loss) attributable to Cavico Corp	$761,519	40	761,559
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	2,921,105	-	2,921,105
Net income per common share-basic and diluted	$0.05	-	$0.05

Statement of Cash Flows for the Period Ended September 30, 2009

	Previously Reported	Net Change	Restated
Cash Flows From Operating Activities:
Net income(loss)	$(1,928,008)	$(241,430)	(2,169,438)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,492,175	(866,352)	3,625,823
Changes in provisions	359,290	-	359,290
Gain on sale of fixed assets	(15,988)	8,690	(7,298)
Other-than-temporary impairment losses on available-for-sale securities	978,880		978,880
Loss on foreign currency exchange	96,775	-	96,775
Loss on sale of marketable securities	(1,286)	7,567	6,281
Income from investment in Cavico Mining	-	(104,707)	(104,707)
Loss on sale of investment	7,567	(7,567)	-
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,155,784)	115,245	(10,040,539)
Increase in inventory	(1,509,833)	318,888	(1,190,945)
Increase in construction work in progress	(11,932,052)	1,910,525	(10,021,527)
Increase in other assets	93,536	(223,557)	(130,021)
Increase in advances from customer	4,709,627	(382,619)	4,327,008
Increase (decrease) in payable to employees	(157,044)	149585	(7,459)
Increase in accounts payables and accrued expenses	8,747,674	67,670	8,815,344
Net Cash Used in Operating Activities	(6,214,471)	751,938	(5,462,533)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(5,638,432)	385,497	(5,251,935)
Purchase of investments in nonconsolidated companies and joint venture	(431,614)	124,513	(556,127)
Proceed from sale of available-for-sale securities	55,229	(2,718)	52,511
Proceeds from withdrawals of investments	65,080	2,719	67,799
Proceeds from sales of fixed assets	725,726	(33,689)	692,037
Net Cash Used in Investing Activities	(5,224,011)	228,296	(4,995,715)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	625,575	(237,042)	388,533
Payments of dividend to minority interest	(775,507)	363,206	(412,301)
Proceeds from notes payable	63,862,905	(6,793,981)	57,068,924
Proceeds from notes payable - related parties	57,903	(23,582)	34,321
Payments of notes payable	(53,770,243)	5,730,360	(48,039,883)
Payments of notes payable- related parties	(55,003)	3,187	(51,816)
Payments of capital leases obligations	(30,788)	8,242	(22,546)
Net Cash Provided By Financing Activities	9,914,842	(949,610)	8,965,232

Increase(decrease) in Cash	(1,523,640)	30,624	(1,493,016)

Cash at Beginning of period	3,148,985	(146,746)	3,002,239
Effect of foreign currency translation	50	69	119

Cash at End of period	$1,625,395	$(116,053)	1,509,342

Supplemental Cash Flow Information:
Interest paid	$4,586,705	$(338,987)	4,247,718
Taxes paid	$47,924	$(20,866)	27,058

Statement of Cash Flows for the Period Ended September 30, 2008

	Previously Reported	Net Change	Restated
Cash Flows From Operating Activities:
Net income(loss)	$1,642,362	$(368,603)	1,273,759
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,480,824	(869,125)	3,611,699
Changes in provisions	-		-
Gain on sale of fixed assets	(53,528)	-	(53,528)
Loss on sale of marketable securities	380,818-	-	380,818
Income from investment in Cavico Mining	-	(71,667)	(71,667)
Stock issued for services	84,750	-	84,750
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(8,785,717)	(2,332,272)	(11,117,989)
Increase in inventory	(767,657)	(206,674)	(974,331)
Increase in construction work in progress	(1,764,566)	1,605,692	(158,874)
Increase in other assets	142,566	(536,191)	(393,625)
Increase in advances from customer	2,763,499	538,235	3,301,734
Increase (decrease) in payable to employees	1,060,457	(71,056)	989,401
Increase in accounts payables and accrued expenses	(1,008,711)	1,347,809	339,098
Net Cash Used in Operating Activities	(1,824,903)	(963,852)	(2,788,755)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(9,262,159)	(1,668,059)	(10,930,218)
Purchase of investments in nonconsolidated companies and joint venture	(2,919,505)	257,330	(2,662,175)
Proceed from sale of available-for-sale securities	2,466,748	-	2,466,748
Proceeds from withdrawals of investments	180,311	486,881	667,192
Proceeds from sales of fixed assets	798,931	(49,572)	749,359
Net Cash Used in Investing Activities	(8,735,674)	(973,420)	(9,709,094)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	2,969,384	1,604,860	4,574,244
Payments of dividend to minority interest	(277,329)	205,129	(72,200)
Proceeds from notes payable	51,789,341	(6,734,745)	45,054,596
Proceeds from notes payable - related parties	1,578,229	-	1,578,229
Payments of notes payable	(43,909,546)	6,913,821	(36,995,725)
Payments of notes payable- related parties	(1,090,819)	-	(1,090,819)
Payments of capital leases obligations	(38,733)	(55,948)	(94,681)
Net Cash Provided By Financing Activities	11,020,527	1,933,117	12,953,644

Increase(decrease) in Cash	459,950	(4,155)	455,795

Cash at Beginning of period	1,412,201	(54,811)	1,357,390
Effect of foreign currency translation	(47,670)	1,410	(46,260)

Cash at End of period	$1,824,481	$(57,556)	1,766,925

Supplemental Cash Flow Information:
Interest paid	$2,588,659	$(390,231)	2,198,428
Taxes paid	$48,586	$(39,657)	8,929

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

By consolidating these subsidiaries in the September 30, 2009 financial statements, the assets in the consolidated financial statements are increased by $24,640,172 or 25% from $96,685,182 to $121,325,354, liabilities are increased by $19,031,552,or by 21% from$89,754,850 to $108,786,402, total revenues are increased by $7,398,560 or 21% from $35,067,820 to $42,466,380 and the net loss attributable to the Company was decreased by$157,104 or by 6% from ($2,457,062) to ($2,299,958) by the entities in which the Company has less than fifty percent ownership shares Net loss before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 18% of total net loss before minority interest for the period ended September 30, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

Subsidiary	% of Ownership
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Trading JSC	64%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	76%
Cavico Transport JSC	68%
Cavico Hydropower Construction JSC	72%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	33%
Cavico Industry and Technical Service JSC	62%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	81%
Cavico Luong Son JSC	92%
Cavico Land JSC	15%

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

The Company recognizes uncollectible work-in- process as a contract loss in the period it is determined to be not collectible.Claims against customers are recognized as revenue upon settlement. During the nine-months ended September 30, 2009 and 2008, the Company recognized $1,304,942 and $1,926,621, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize all the cost increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $9,970,357 and $158,874, respectively as of September 30, 2009 and 2008.

Sales revenue from commercial activities, such as construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

We reportand display comprehensive income and its components in a full set of general-purpose financial statements.

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

Total  Sales

During the third quarter of 2009,  we started the construction of a new project Dakrink Hydropower-quarry works and tunnels works which started in August 2009.

We generated $16,996,409 in net sales during the three-months ended September 30, 2009 compared to $14,081,271 during the same period ended September 30, 2008, mostly from civil construction projects. The Company’s net sales from civil construction increased by $1,894,192 or 15% to $14,793,921 for the three-months ended September 30, 2009 from $12,899,729 for the same period in 2008. This increase was due to net sales from several new projects such as Ta Trach, Dambri, Ngan Truoi and Huana projects as the progress billings upon completion on these projects are made. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $1,020,946 or 86% to $2,202,488 for the three-months ended September 30, 2009 from $1,181,542 for the same period in 2008. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the three-months ended September 30, 2009 compared to the same period of 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri
Revenue	$1,481,442	$2,465,026	$570,073	$703,146	$1,532,391
Cost of goods sold	1,594,368	2,279,481	772,143	650,302	1,200,929
Gross profit	(112,926)	185,545	(202,070)	52,844	331,462
Gross profit %	(8)%	8%	(35)%	8%	22%

2008
Revenue	$3,748,616	$2,474,071	$990,842	$776,488	$477,717
Cost of goods sold	3,706,813	1,820,473	676,318	641,992	328,220
Gross profit	41,803	653,598	314,524	134,496	149,497
Gross profit %	1%	26%	32%	17%	31%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010

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

Comparisons for Major Projects

Buon Kuop:

The revenues from Buon Kuop Project decreased by $2,267,174 or 60% to $1,481,442 during the three-months ended September 30, 2009 compared to the same period in 2008.  Revenues for the year ending December 31, 2009 for the Buon Kuop Project are anticipated to be approximately $2.8 million as the project is being completed.  The cost of goods sold from Buon Kuop project decreased by $2,112,445 or 57% during the three-months ended September 30, 2009 compared to the same period in 2008.  The percentage of cost of good sold to sales was increased to 108% in 2009 compared to 99% in 2008.  The gross profit from Buon Kuop project decreased by $154,729 or 370% for the three-months ended September 30, 2009 compared to same period in 2008 as the project is being completed. The loss in the gross profit by 8% for the three-months ended September 30, 2009 was caused as the project was reaching final stage in 2009 to concrete lining of the tunnel which requires high materials costs and labor costs compared to net sales.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project slightly decreased by $9,045 to $2,465,026 for the three-months ended September 30, 2009 compared to the same period in 2008 and revenue for the year ending December 31, 2009 is anticipated approximately $10.7 million.  The cost of goods sold from A Luoi Tunnel project increased by $459,008 or 25% for the three-months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project increased to 92% in the three-months ended September 30, 2009 compared to 74% for the same period in 2008.  The gross profit from A Luoi Tunnel decreased by $468,053 in the three-months ended September 30, 2009 or 72% over the same period in 2008. The gross profit percentage for this project decreased from 26% to 8%. The Company encountered 900 meters long of tunnel excavation with worse geological condition. The lower production  caused lower revenue and higher cost of goods sold rate per revenue. The Company recognize the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of works related to the this geological changes.

Buon Tua Srah

The revenues from Buon TuaSrah Project decreased by $420,769 or 42% for the three months ended September 30, 2009 compared to the same period in 2008 as the project was in the final stage in the third quarter of 2009 and the Company anticipates approximately $2.6 million for the year ending December 31, 2009.  The cost of goods sold from Buon TuaSrah project increased by $95,825 or 14% for the three-months ended September 30, 2009 compared to same period in 2008. The percentage of cost of good sold to sale for this project was increased to 135% in 2009 compared to 68% in 2008.  The gross profit from Buon TuaSrah decreased by $516,594 or 164% in the three-months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for this project decreased from 32% to 35% as a loss.

Dong Nai 4

The revenues from Dong Nai 4 Project decreased by $73,342 or 9% for the three-months ended September 30, 2009 compared to the same period in 2008 and the Company anticipates approximately $2.9 million in revenue for the year ending December 31, 2009.  The cost of goods sold from Dong Nai 4 project increased by $8,310 or 1% for the three-months ended September 30, 2009 compared to same period in 2008. The cost of goods sold  increased since the project started its concrete lining works from 2nd quarter this year combined with tunnel excavation. The percentage of cost of goods sold to sale for this project was increased to 92% in 2009 compared to 83% in 2008.  The cost of goods sold to sale percentage for tunnel excavation is lower than the percentage of cost of goods sold to sale for concrete lining due to higher material cost in concreting works with lower profit margin compared to excavation. This trend will continue to the end of the project. The gross profit from Dong Nai 4 project was decreased by $81,652 or 61% in the three-months ended September 30, 2009 compared to the same period in 2008. The gross profit percentage to sales for Dong Nai 4 project decreased from 17% to 8% in the three-months ended September 30, 2009 compared to the same period in 2008.

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

Total Cost of  Goods Sold

Costs of goods sold were $15,944,229 and $12,802,604 for the three-months ended September 30, 2009 and 2008, respectively. Cost of goods sold includes capitalization of interest expenses of $424,838 and $621,374 for the three-months ended September 30, 2009 and 2008, respectively.

Cost of goods sold (without capitalization of interest expenses) increased by $3,338,161 or 27% to $15,519,391 for the three-months ended September 30, 2009 from $12,181,230 for the same period in 2008. Cost of goods sold excluding capitalization of interest expenses as a percentage of sales increased by 5% to 92% for the three-months ended September 30, 2009 from 87% of sales for the same period in 2008.  The increase of cost goods sold from civil construction as a percentage of sales was due to the inflation which caused approximately 7% price increase in three months ended September 30, 2009 compared to the same period in 2008.

Company’s cost of goods sold for civil construction for the three-months ended September 30, 2009 was $14,146,658, of which as a percentage of sales increased by 5% to 96% for the three-months ended September 30, 2009 from 91% of sales for the same period in 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended September 30, 2009 was $1,797,571 of which as a percentage of sales decreased  by 6% to 82% in 2009 from 88% for the same period in 2008. This due to net sales increase as discussed above.

Total Gross Profit

Gross profit for the three-months ended September 30, 2009 was $1,052,180 or 7% of sales compared to $1,278,667 or 9%  of sales for the three-months ended September 30, 2008. The decrease in gross profit was primarily due to lower rate of increase in net sales than increase in cost of goods sold. The decrease in gross profit was primarily from  civil construction which decreased by $487,177 from $1,134,440 to $647,263 .  The gross profit percentage for net sales in civil construction decreased to 4% in the three-months ended September 30, 2009 compared to 9% in 2008. These decreases in gross profit percentages resulted from decreases in the gross profit percentages of our major projects as explained above. The gross profit from commercial activities increased by $260,690, as a percentage to sale increased from 13% to 19%. This increase is mainly due to an increase in demand of construction materials as Vietnam’s economy is recovering.

Operating Expenses

The company’s operating expenses for the three-months ended September 30, 2009 were $2,578,786 compared to $1,641,809 for the same period in 2008, with an increase of $936,977. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $282,838 to $992,204 for the three-months ended September 30, 2009 from $637,366 for the same period in 2008.

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

•	Other administration cost of subsidiaries increased by $44,738 to $687,276 for the three-months ended September 30, 2009 from $642,538 for the same period in 2008.

The company increased bad debt expense of $250,386 for three-months ended September 30, 2009 as the Company increased the reserves on work-in-process and accounts receivable and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased by $346,037 to $1,557,559 for the three-months ended September 30, 2009 from $1,211,522 for the three-months ended September 30, 2008. This increased in other expense in 2009 is mainly due to decrease in interest expense by $413,595 and decrease in loss on sale of marketable securities by $374,537  offset by other than temporary impairment losses on marketable securities of $978,880 and  loss on foreign currency exchange of $43,083 recorded for the three months ended September 30, 2009 compared to none in the comparable prior period. The Company recognized losses on available-for-sale securities for Habubank and providential Holdings Inc. as their reduced values were determined as other than temporary. This foreign currency exchange loss relates to re-measurement of debts in different currencies. Other expenses also includes loss from disposal of fixed assets of $902, loss on sale of marketable securities of $6,281 and other-than-temporary impairment losses on  available-for-sale securities of $978,880, and interest income of $74,506 for the three-months ended September 30, 2009 compared to gain from disposal of fixed assets of $3,198, loss on marketable securities of $380,818 and interest income of $235,656 for the same period in 2008. Other income during the three-months ended September 30, 2009 was $60,713 compared to expense of $2,720 for the same period in 2008. Income from investment in Cavico Mining during the three-months ended September 30, 2009 was ($8,470) compared to $1,919 for the same period in 2008.

Interest expenses excluding capitalized interest decreased by $413,595 to $655,162 for the three-months ended September 30, 2009 from $1,068,757 for the same period in 2008.

Net Income

The Company had net loss of $2,993,277 and net income of  $193,882 for the three-months ended September 30, 2009 and 2008, respectively. Included in the net income was the tax benefit of $90,888 in the period ended September 30, 2009 compared to $1,768,546 for the same period in 2008. The net loss for the Company excluding net loss attributable to non-controlling interest was $2,603,989 compared to net income of $148,985 for the same period in 2008.

The net income(loss) per share was ($0.85) and $0.05  for the three-months ended September 30, 2009  and 2008, respectively.

Results of operations for the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008.

Total  Sales

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

We generated $42,466,380 in net sales during the nine months ended September 30, 2009 compared to $37,703,887 during the nine months ended September 30, 2008, mostly from civil construction. The Company’s net sales from civil construction increased by $1,280,285 or 4% to $36,699,183 for the nine months ended September 30, 2009 from $35,418,898 for the same period in 2008. This was due to the starting of new projects in nine months ended September 30, 2009 such as Ta Trach, Dambri, Ngan Truoi and Huana project. The net sales increased in quarter ended September 30, 2009 and are expected to continue increase in next quarters as the progress billings upon completion on these projects are made. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $3,482,208 or 152% to $5,767,197 for the nine months ended September 30, 2009 from $2,284,989 for the nine months ended September 30, 2008. This was due to an increase in trading operations from new subsidiaries, Cavico ITS and Cavico Stone and Mineral and an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri in the nine months of 2009 compared to 2008 are as follows:

2009	Buon Kuop	A Luoi Tunnel	Buon TuaSrah	Dong Nai 4	Algeri
Revenue	$2,679,810	$6,235,690	$2,418,922	$2,346,811	$3,797,948
Cost of goods sold	2,726,980	5,191,708	2,488,606	2,008,783	3,004,674
Gross profit	(47,170)	1,043,982	(69,684)	338,028	793,274
Gross profit %	(2)%	17%	(3)%	14%	21%

2008
Revenue	$6,811,107	$6,137,913	$3,057,630	$1,453,921	$1,053,978
Cost of goods sold	6,462,898	4,677,629	2,619,762	1,219,082	798,620
Gross profit	348,209	1,460,284	437,868	234,839	255,358
Gross profit %	5%	24%	14%	16%	24%

Contract Amount	31,226,535	53,662,263	13,322,030	17,258,565	7,400,000
Contract period	2003-2009	2007-2010	2006-2009	2005-2010	2008-2010

Comparisons for Major Projects

Buon Kuop:

The revenues from Buon Kuop Project decreased by $4,131,297 or 61% to $2,679,810 during the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease is due to the final stage of this project as it is being completed.   The cost of goods sold from Buon Kuop project decreased by $3,735,918 or 58% during the nine -months ended September 30, 2009 compared to the same period in 2008.  The percentage of cost of good sold to sales was increased to 102% for nine -months ended September 30, 2009 compared to 95% in 2008. The gross profit from Buon Kuop project decreased by $395,379 or 114%, and as a percentage to sales from 5% to 2% as loss for the nine -months ended September 30, 2009 compared to 2008 as the project was reaching final stage in 2009. The gross profit percentage to sales for Buon Kuop project decreased from 5% to 2% as loss.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $97,777 or 2% to $6,235,690 for the nine -months ended September 30, 2009 compared to the nine months ended September 30, 2008 as the project progressed further in 2009 The cost of goods sold from  A Luoi Tunnel project increased by $514,079 or 11%  for the nine -months ended September 30, 2009 compared to 2008. The percentage of cost of good sold to sales for this project increased to 83% in the nine -months ended September 30, 2009 compared to 76% in 2008. The gross profit from A Luoi Tunnel decreased by $416,302 for the nine -months ended September 30, 2009 or 29% over the same period in 2008 as the project progressed further in 2009 and increased cost of goods sold. The gross profit percentage to sales for A Luoi Tunnel project decreased from 24% to 17%. During 9 months of 2009,  the Company encountered 900 meters long of tunnel excavation with worse geological condition. Under the weak and unstable rock condition, the Company has constructed 900 meters of tunnel with steel rips, wire mesh, shotcreting, rock bolting and concrete supporting  with average progress of 25 meters excavated per month compared to previous normal average progress of 120 meters excavated per month. The lower production  causing lower revenue and higher cost of goods sold rate per revenue. The Company recognize the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of works related to the this geological changes.

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

Dong Nai 4

The revenues from Dong Nai 4 Project increased by $892,890 or 61% to $2,346,811 for the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to changed stage in preparing for tunnel construction.  The cost of goods sold from Dong Nai 4 project increased by $789,701 or 65% for the nine -months ended September 30, 2009 compared to 2008. The cost of goods sold  increased since the project started its concrete lining works from 2nd quarter this year combined with tunnel excavation. The percentage of cost of good sold to sales for this project was increased to 86% in 2009 compared to 84% in 2008. The cost of goods sold to sale percentage for tunnel excavation is lower than the percentage of cost of goods sold to sale for concrete lining due to higher material cost in concreting works with lower profit margin compared to excavation. This trend will continue to the end of the project. The gross profit from Dong Nai 4 project was increased by $103,189 or 44% in the nine -months ended September 30, 2009 compared to the same quarter in 2008. This increase is due to changed stage in preparing for tunnel in 2009.  The gross profit percentage to sale decreased from 16% to 14% for Dong Nai 4 project.

Algeri Project

The revenues from Algeri Project increased by $2,743,970 or 260% to $3,797,948 for the nine months ended September 30, 2009 compared to  the same period in 2008  This increase was due to an increase  of manpower to Algeri from 190 people in 2008 to 565 people in 2009 The cost of goods sold from Algeri project increased by $2,206,054 or 276% for the nine -months ended September 31, 2009 compared to 2008. The percentage of cost of goods sold to sales for this project was increased to 79% in 2009 compared to 76% in 2008 because at the end of the year 2008 and during 9 months of year 2009, the Company increased wages for the manpower in this project by 8%.

The gross profit from Algeri project was increased by $537,916 or 211% in the nine -months ended September 30, 2009 compared to the same period in 2008. This increase was due to an increase of manpower to Algeri from 190 people in 2008 to 565 people in 2009. The gross profit percentage to sale decreased from 24% to 21% for Algeri project.

Total Cost of  Goods Sold

Costs of goods sold were $36,073,836 and $31,711,785 for the nine months ended September 30, 2009 and 2008, respectively.  Cost of goods sold includes capitalization of interest expenses of $2,353,728 and $2,254,211 for the nine months ended September 30, 2009 and 2008, respectively. The increase in capitalization of interest was due to new loans added in 2009.

Cost of Goods Sold (without capitalization of interest expenses) increased by $4,262,534 or 14% to $33,720,108 for the nine months ended September 30, 2009 from $29,457,574 for the same period ended September 30, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 1% to 79% for the nine months ended September 30, 2009 from 78% of sales for the same period in 2008. The slightly increase of cost goods sold from civil construction as a percentage of sales was due to the rate of inflation in nine months ended September 30, 2009 was 7.64% compare with same period in 2008.

Company’s cost of goods sold for civil construction for the nine months ended September 30, 2009 and 2008 were $31,228,662 and $29,912,037 of which as a percentage of sales was 85%  for nine months ended September 30, 2009 compared to 84% in 2008. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the nine months ended September 30, 2009 was $4,845,174, of which as a percentage of sales increased  by 5% to 84% for the nine months ended September 30, 2009 from 79% for the same period in 2008. This is due to net sales increased as disclosed above.

Total Gross Profit

Gross profit for the nine months ended September 30, 2009 was $6,392,544 or 15% of sales compared to $5,992,102 or 16% of sales for the nine months ended September 30, 2008. The slight increase in gross profit was primarily due to an increase in gross profit of $436,782 from commercial activities offset by a slight decrease of $36,340 from civil construction from $5,506,861 to $5,470,521 in the nine months of 2008 and 2009, respectively. The gross profit percentage to sale in civil construction was 15% and 16% in the nine months ended September 30, 2009 and 2008, respectively. The gross profit from commercial activities increased by $436,782, as a percentage to sale decreased from 21% to 16%. This decrease is mainly due to smaller price increase compared to higher cost increase in the nine months of 2009 compared to the same period of 2008.

Operating Expenses

The company’s operating  expenses for the nine months ended September 30, 2009 were $5,921,161 compared to $4,530,542 for the same period in 2008, with an increase of $1,390,619. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $332,218 to $2,066,948 for the nine months ended September 30, 2009 from $1,734,730 for the same period in 2008.

•	Rent expenses increased by $44,574 to $325,553 for the nine months ended September 30, 2009 from $280,979 for the same period in 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $199,226 to $1,068,696 due to registration filing related to fund raising activities for the nine months ended September 30, 2009 from $869,470 for the same period in 2008.

•	Selling expenses increased by $449,398 to $499,064 for the nine months ended September 30, 2009 from $49,666 for the same period in 2008 due to significant increase in trading activities

•	Other administration cost of subsidiaries decreased by $5,913 to $1,601,610 for the nine months ended September 30, 2009 from $1,595,697 for the same period in 2008.

The company recorded bad debt expense of $359,290 for nine-months ended September 30, 2009 as the Company increased the reserves on work-in-process and accounts receivable and no bad debt expense was recorded in the same period in 2008.

Other Income (expenses)

The total other expenses increased  by $976,292 to $2,386,051 for the nine months ended September 30, 2009 from $1,409,759 for the nine months ended September 30, 2008. This increase in other expense in 2009 is mainly due to a decrease of loss on sale of marketable securities by $374,537 to $6,281 for the nine months ended September 30, 2009 compared to $380,818 for the same period in 2008 and other-than-temporary impairment losses on  available-for-sale securities of $978,880 for the nine months ended September 30, 2009 compared to none in 2008. The Company recognized losses on available-for-sale securities for Habubank and providential Holdings Inc. as their reduced values were determined as other than temporary.  Other income also includes gain from disposal of fixed assets of $7,298 for the nine months ended September 30, 2009 compared to $53,528 in gain from disposal of fixed assets  for same period in 2008. Other income during the nine months ended September 30, 2009 was $109,452 compared to $11,607 as expenses for the same period in 2008. In addition, loss on foreign currency exchange of $96,775 was recorded for the nine months ended September 30, 2009 compared to none in the comparable prior period. This relates to re-measurement of debts in different currencies. Income from investment in Cavico Mining during the nine months ended September 30, 2009 was $104,707 compared to $71,667 for the same period in 2008.

Interest expense excluding capitalized interest decreased by $96,575 to $1,724,157 for the nine months ended September 30, 2009 compared to $1,820,732 in the same period in 2008 which was offset by decrease in interest income by $479,618 to $198,585 for the nine months ended September 30, 2009 compared to $678,203 in 2008.

Net Income

The Company had net loss of $2,169,438 and net income of $1,273,759 for the nine months ended September 30, 2009 and 2008, respectively. Included in the net income was the tax expenses of $254,770 in the period ended September 30,2009 compared to the tax benefit of $1,221,958 for the same period in 2008. The net loss for the Company excluding net income attributable to non-controlling interest was $2,299,959 compared to net income of $745,099 for the same period in 2008.

The net income(loss) per share was ($0.75) and $0.26 for the nine months ended September 30, 2009  and 2008, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of September 30, 2009 increased by $546,081 to $20,100,644 compared to $19,554,563 as of December 31, 2008 as current assets increased less than the increase in current liabilities.  As of September 30, 2009, long-term retention receivables and long-term work in process totaled $17,924,228. As of September 30, 2009, the Company had $1,509,342 in cash, accounts receivable of $9,949,810, an inventory of $4,766,502, work in progress of $27,530,104, investment available for sale of $3,450,920 and other current assets of $2,697,688. Our current accounts receivable was decreased by $1,580,778 from the prior year end. Our accounts receivable decrease was due to an increase in new projects which were included in construction work in process. Our inventory as of September 30, 2009 was increased by $1,346,120 and construction work in progress increased by $9,970,357 from the prior year end. These increases were due to an increase in work in progress from new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	Sep. 30, 2009	Dec. 31, 2008
Accounts receivable -trade- net	$9,949,810	$11,530,588
Receivable - other	16,044,827	7,088,229
Work in process	27,530,104	17,559,747
Receivables and advances from related parties	433,463	1,048,854
Long-term retention receivables	14,583,645	14,042,107
Long-term work in process	3,340,583	3,579,799

Accounts receivable - trade are generated from civil construction and mining construction projects as well as from our other commercial activities.  As of September 30, 2009, over 84% of our accounts receivable have been outstanding for less than nine months.  Reserves for uncollectable amounts, which management believes are sufficient are based on past experience and a specific analysis of the accounts, although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2009, the Company had a reserve for doubtful accounts of $857,465 of which $407,743 was reserved for accounts receivable - trade and $449,722 for long-term receivable.  Our trade accounts receivable as a percentage of quarterly sales decreased from 110% as of June 30, 2009 to 59% as of September 30, 2009. This was due to more payments received in the second quarter of 2009 compared to second quarter of 2009 as a seasonal variance.  Approximately 9% of accounts receivable-trade over six months old as of September 30, 2009 are not past due pursuant to the payment terms.  Many of our construction contracts (e.g., Buon Kuop, Ban ve, Dong Nai 3, Dong nai 4, Bac binh) were granted by the Government of Vietnam.  Pursuant to the contract, we are paid based on actual cost plus profit.  We believe that these receivables will be collected from the government agencies for which we are working. The payment delays are just due to the procedures of submission for approval from related authorities.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $4,029,429 of advances, $8,142,103 of prepayments to suppliers and $3,873,295 of short-term receivables.  These receivables are generated from civil construction and as well as from our other commercial activities.  Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases.  As of September 30, 2009, over 81% of receivable-other have been outstanding for less than six months.  The Company expects to collect amounts due and this expectation is supported by past history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The Company includes certain amounts in work in process as a long-term asset which will be recorded as cost of goods sold when certified revenue is recognized. For starting of new projects, we need to build all temporary facilities for the construction projects such as temporary service roads in construction site, house and camp, workshop and motor pool, etc. Since these works do not have separate rate but was calculated including in the contract’s Bill of Quantity unit rate, the expenses related to mobilization and temporary facility construction were included in work in process. As a result of 8 new projects started in 2009, our work in process increased significantly in the nine months period ended September 30, 2009. The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Kuop Hydropower Project, the Buon Tua Srah Hydropower Project and Ta Trach Dam project, which total $11,470,076 in work in process at September 30, 2009.  All four projects are current in their payments and there are no known disputes regarding the work performed to date.  Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of September 30, 2009, the reserves against work in process were $1,100,194.  For the current work in process, over 60% of the work in process is less than six months old at September 30, 2009.  Long-term work in process is $3,340,583 and $3,579,799 as of September 30, 2009 and December 31, 2008, respectively. The long-term work in process will be billed and collected after the project owner certifies the work.  The Company is not currently aware of any factors that would cause the ultimate timing of collections to change.  The Company has determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand.  The Company had loans receivable in the amounts of $2,831 and advances of $430,632 as of September 30, 2009.

Long term retention receivable has a balance of $14,583,645 at September 30, 2009.Construction contracts include a two to three year warranty period that is part of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract.  The portion of revenue related to retentions ranges from 5% to 15% depending on each contract and is not recognized until the retention period has expired.  The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project, which total $7,627,614 of the long-term retention receivable balance.  All three projects are current in their payments and there are no known disputes regarding the work performed to date.  For example, our construction contract for Buon Kuop hydro power is scheduled to run from June 2004 to June 2009.  Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million.  Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. If the construction of this project is completed on time by June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011.  When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract.  We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.

The Company's total current liabilities as of September 30, 2009 were $88,048,045 which was increased by $20,138,063 from the prior year end. The current liabilities included accounts payable including related party of $16,373,004, accrued expenses of $5,437,283, advances from customers of $,7,962,864, payable to employees of $3,880,332, current notes of $54,075,361 and related party note of $191,033. Advances from customers increased mainly due to Ta Trach project for which we received approximately $2.8 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, Ngan Truoi project for which we received approximately $1.8 million, HuaNa project for which we received approximately $0.4 million during the nine months ended September 30, 2009. Current notes payable increased by $7,262,216 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP, Ngan Truoi Dam. At September 30, 2009, the Company's current liabilities exceeded current assets by $20,100,644.

At September 30, 2009, the Company had $63,260,127 in construction loans, of which $54,075,361 are classified as short-term construction loans with annual interest rates ranging from 9.6% to 19%.  We obtain these short-term construction loans to finance our civil construction and mining projects.  Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner.  These construction loans are made by the banks for a specific project.  Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project.  In most instances, the bank will only pay the supplier or subcontractor directly.  No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction trucks, at September 30, 2009 was $21,039,552, 33% of total construction loans.

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

We maintain lines of credit with various banks and as of September 30, 2009 and December 31, 2008, the outstanding balances were $34.6 million and $29.3 million, respectively and available balances were $10.5 million as of September 30, 2009 and $16.7 million as of December 31, 2008. The banks do not have any financial covenants.  Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of September 30, 2009 and December 31, 2008 was $20,100,644 and $19,554,563, respectively.  As of September 30, 2009 and December 31, 2008, long-term retention receivables and long-term work in process totaled $17,924,228 and $17,621,906, respectively.

We expect to renew these loans with the banks and repay the balances as we complete our projects.  In the nine months of 2009, we made $48,039,883 of payments on our notes payable.  We also needed to draw down $57,068,924 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

•	It may result in the banks repossessing up to $26.7 milion of our equipment and other assets.

Cash flows

The Company used cash of $5,462,533 in operating activities for the nine months ended September 30, 2009 while used cash of $2,788,755 in operating activities for the same period in 2008. The major reasons are a increase in construction in work in process for new projects and an increase  in accounts receivable and inventory which is offset by an increase in accounts payable and accrued expenses and increase in advances from customer.

In investing activities, the Company used net cash of $4,995,715 for the nine months ended September 30, 2009, nearly all as a result of $5,251,935 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery and investment in other entities totaling $556,127 and received $692,037 from sale of fixed assets, $52,511 from sale of marketable securities and $67,799 from withdrawal of investment. During the nine months ended September 30, 2008, the Company used cash of $9,709,094 in investing activities, such as procurement of property and equipment totaling $10,930,218 and investment in other entities totaling $2,662,175 and received $749,359 from sale of fixed assets $2,466,748 from sale of marketable securities and $667,192 from  withdrawal of investment.

During the nine months ended September 30, 2009, the Company generated cash flows of $8,965,232 from financing activities, which included $57,103,245 from loan proceeds and repayments for loans of $48,091,699. During the nine months ended September 30, 2008, the Company generated cash flows of $12,953,644 from financing activities including $38,086,544 in repayments of loans, $46,632,825 from loan proceeds and $4,574,244  in proceeds from minority interests. The Company paid dividends to minority shareholders amounting $412,301 and $72,200 during the nine months ended September 30, 2009 and 2008, respectively.

The Company generated net loss of $2,169,438 and net income of $1,273,759 including amounts attributed to noncontrolling interests in subsidiaries of $130,521 and $528,660 for the nine-months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had a contract backlog of approximately $253.8 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

The Company has guaranteed a loan with line of credit for approximately $4 million and $5.6 million for Cavico Mining, an equity investment entity, as of September 30, 2009 and December 31, 2008, respectively. The loan balances as of September 30, 2009 and December 31, 2008 were $3,771,558 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $5,599,883 and $3,826,533 as of September 30, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $391,870 and $155,347 as of September 30, 2009 and December 31, 2008, respectively.

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2009:

The Company lacks an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to US GAAP. There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese Accounting Standards to US GAAP. The Company lacks the accounting personnel who has appropriate knowledge of GAAP and has not fully implemented its transition to United States Generally Accepted Accounting Principles and was required to record certain adjustments to the September 30, 2009 financial statements to bring them into compliance.

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

CAVICO CORPORATION
Date: December 15 , 2009	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: December 15 , 2009	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer

Date: December 15, 2009	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer