Form 10-Q/A
period 2009-03-31
Cavico Corp
filed 2010-01-20
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Cavico Corp. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 14, 2009 and amended on December 15, 2009 (the “Quarterly Report”), to revise Item 4(T) of Form 10-Q.  The Company has revised its disclosure under the caption Evaluation of Disclosure Controls and Procedures and Identified Material Weakness.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report.  Other than Item 4(T), this Amendment does not modify or update our disclosures in the Quarterly Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q/A
(AMENDMENT NO. 2)

For the Period Ended March 31, 2009

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 4- Controls and Procedures	1

PART II - OTHER INFORMATION

Item 6- Exhibits	3

SIGNATURES

ITEM 4T -	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

The material weaknesses identified by our management resulted in the restatement of our reported financial statements for the fiscal years ended December 31, 2007 and 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2009:

The Company lacks an effective period-end financial statement reconciliation process from Vietnamese Accounting Standards to US GAAP. There is no formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese Accounting Standards to US GAAP. The Company lacks the accounting personnel who has appropriate knowledge of GAAP and has not fully implemented its transition to United States Generally Accepted Accounting Principles and was required to record certain adjustments to the March 31, 2009 financial statements to bring them into compliance.

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

CAVICO CORPORATION
Date: January 19, 2010	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer Principal Executive Officer

Date: January 19, 2010	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer

Date: January 19, 2010	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer