Form 10-Q/A
period 2009-06-30
Cavico Corp
filed 2010-01-20
CIK 1376742

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

Cavico Corp. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 14, 2009 and amended on December 15, 2009 (the “Quarterly Report”), to revise Item 4(T) of Form 10-Q.  The Company has revised its disclosure under the caption Evaluation of Disclosure Controls and Procedures and Identified Material Weakness.

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

For the Period Ended June 30, 2009

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 4- Controls and Procedures	1

PART II - OTHER INFORMATION

Item 6- Exhibits	3

SIGNATURES

ITEM 4T -	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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