Form 10-K
period 2009-12-31
Cavico Corp
filed 2010-04-15
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,000,870.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 3,047,795 as of March 31, 2010.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to Cavico Corp. (“Cavico” or “the Company”).  Cavico Corp. intends to identify forward-looking statements in this annual report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

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

We operate nationwide in Vietnam through our subsidiaries, serving almost exclusively public sector clients.  Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The officers and directors of Cavico Vietnam also hold positions on the boards of these subsidiaries. During 2007 and 2008, we permitted some of our subsidiaries to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. Cavico Vietnam's consolidated ownership percentage changed through either the purchase or sale of securities, from December 31, 2008 to December 31, 2009 as follows: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%;  Cavico Transport JSC decreased from 73.84% to 68.90%;Cavico Manpower JSC increased from 30.0% to 39.5%; Luong Son International Tourist increased from 90.90% to 92.16%; and Cavico Land increased from 13.35% to 15.25%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. We do not plan to sell any additional shares in any of our subsidiaries. In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

Our website may be found at www.cavicocorp.com.

Business Strategy

We are a major infrastructure construction, infrastructure investment and natural resources company headquartered in Hanoi, Vietnam.  We provide construction and engineering services for large civil construction infrastructure projects in Vietnam, including the construction of tunnels, roads, highways, bridges, mines and dams.  In addition, we are currently making investments in hydropower electric plants, cement production plants, mining operations and urban developments in Vietnam and Laos.  During the year ended December 31, 2009, we generated approximately 86% of our revenues from tunnel construction for hydroelectric plants and dam construction.

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

Employee Development - We believe that our employees are a key to the successful implementation of our business strategies. Significant resources are employed to attract, nurture and retain extraordinary talent and fully develop each employee’s capabilities.  We sponsor events with our employees in order to nurture employees to maximize in our growth potential.  We are building a strong company culture through various activities, including company newsletters and music which fosters the pride within our employees and for the Company’s accomplishments.

Brand Building – We are trying to affirm and maintain the brand of “Cavico – Always Growing” by promptly completing projects, while ensuring their quality and safety, to gain the trust of customers and potential customers and investors.  Cavico Bridge and Underground Construction and Cavico Mining and Construction received in 2008 a Vietnamese Golden Star award from the Vietnam Association of Young Entrepreneurs which recognized Cavico as one of the top brands in Vietnam. In 2009, Cavico Vietnam, was ranked 167 of the Top 500 Vietnamese largest non-state owned enterprises, also known as VNR500.  Also in 2009, we were awarded the Class III Labor Medal issued by office of the President of Vietnam to acknowledge the outstanding contributions of individuals or entities that have contributed towards the building of Vietnam.

Infrastructure Construction Focus - We concentrate our core competencies on this segment of the construction industry, which includes the building of tunnels, roads, highways, bridges and dams.

Continue Adding Construction Capabilities - By adding capabilities that are complementary to our core civil construction competencies, we are able to improve gross margin opportunities, more effectively compete for contracts as well as compete for contracts that might not otherwise be available to us. We continue to investigate opportunities to integrate additional services and products into our business.

Alternative Energy - We are actively engaged in a variety of alternative energy projects, including producing electricity from hydropower plants and wind farms.

Expansion into Countries other than Vietnam – We intend to expand our operations into other Pacific Rim countries such as Laos.  On January 22, 2009 our majority-owned subsidiary, Cavico Bridge and Underground Construction (“Cavico Bridge”), was awarded a $6.2 million contract by Cooperativa Muratori e Cementisti – CMC di Ravenna (“CMC”), a leading Italian construction company, for tunnel construction work at Theun HinBoun Expansion Project in Laos.  Also, on April 22, 2009, our wholly-owned subsidiary, Cavico Vietnam entered into an agreement with Laos Ministry of Planning and Investment to explore and exploit copper, gold, and other ores in Muang Hom district, Vientiane province, Laos.  In September 2009, we received approval from the Laos Ministry of Planning and a certificate of investment for a copper mine in Laos.

Operations

Tunnel Construction. We apply what we believe to be the latest tunnel engineering methods such as New Austria Tunnel Method (“NATM”), a tunneling method that involves sequential excavation using blasting procedures and mechanical methods, and advanced Tunnel Boring Machines (“TBM”) for the construction of highways, hydropower plants and civil infrastructure. Cavico Vietnam has constructed an extensive network of tunnels that are used for government hydropower plants including:

Project	Subsidiary (Ownership Interest in subsidiary)	Tunnel Size

Buon Kuop(1)	Cavico-Vietnam (100% owned)	280MW; length of 5180m, diameter of 8m
Ban Ve(2)	Cavico Transport JSC (69% owned)	320MW; length, of 1720m, diameter of 8m
Bac Binh(3)	Cavico-Vietnam (100% owned)	33MW; length of 2644m, diameter of 5.2m
Dong Nai 4	Cavico-Vietnam (100% owned)	340MW; length of 2926m, diameter of 5.5m to 9.2m
Dong Nai 3	Cavico-Vietnam (100% owned)	180MW; length of 1305m, diameter of 8m to 9.2m
Nam Chien	Cavico-Vietnam (100% owned)	210MW; length of 9126m, diameter of 3.8m
Bao Loc(4)	Cavico-Vietnam (100% owned)	24.5MW; length of 960m, diameter of 4.8m
A Luoi	Cavico-Vietnam (100% owned)	170MW; length of 12800m, diameter of 4.5m to 6.5m
Dak Mi 4	Cavico Power and Resource JSC (76% owned)	190MW; length of 3355m, diameter of 7.6m
Za Hung(5)	Cavico-Vietnam (100% owned)	30MW; length of 1500m, diameter of 6m
Dasiat(6)	Cavico-Vietnam (100% owned)	13.5MW; length of 2512m, diameter of 2.5m
Song Tranh 2	Cavico Bridge and Underground (66% owned)	190MW; length of 1200m, diameter of 9.9m
Song Giang 2	Cavico Hydropower Construction(72% owned)	37MW; length of 3900m &2 sub-tunnel of 650m, diameter 2.5m
Dak Sin 1	Cavico –Vietnam(100% owned)	28.4MW; tunnel length of 800m, diameter of 2.5m
Dakdrinh	Cavico Transport (69% owned)	125MW; length of 7500m, diameter of 4.5m
Thuong Kon Tum	Cavico Bridge and Underground (66% owned)	220MW; length of 1800m, diameter of 6.5m
Hua Na	Cavico Power and Resource JSC (76% owned)	180MW; length of 4500m, diameter of 7.5m
Song Bac	Cavico Vietnam (100% owned)	42MW; lengthe of 4243m, diameter of 7.6m

(1) Completed in October 2009
(2) Completed in December 2009
(3) Completed in June 2009
(4) Completed in September 2009
(5) Completed in June 2009
(6) Completed in July 2009

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

Within the civil construction field, tunnel construction is one of the most complicated areas. It requires special technique to apply comprehensive methodology from the design stage to the time of delivery of the finished product. It involves experienced managers, engineers and other manpower, working together with synchronized equipment to carry out complicated subterranean construction projects (under mountain, river, even under the sea). There are few companies that have the requisite expertise to execute a tunnel construction project from beginning to end. As a result of  the “state of art” methods such as NATM and TBM that we employ, we believe that we have the requisite expertise.

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

Our largest hydropower assignment is the A Luoi Hydropower located on the A Sap River, 70 km from Hue City. This is a Grade II hydropower project, the second most productive grade, with the valley area of 331 square kilometers and the total capacity of reservoir of 60.2 million cubic meters. The constructed project which has the entire investment of Vietnamese Dong 3,234.7 billion ($180.3 million) composes of 2 units with the total installed capacity of 170 MW and the annual power output of 686.5 million kwh/year. As estimated, the project will be finished and put into operation in 2010.  Cavico Vietnam, our wholly-owned subsidiary, has been awarded two contracts for $58 million, and will be paid on completion of the various construction stages that began in 2007. The tunnel is around 11.6km long and 4m to 6m wide, and will also include a surge tank, will take 40 months to complete.

In January 2009, our majority-owned subsidiary, Cavico Hydropower Construction (“Cavico Hydropower”), was awarded a $9.6 million construction contract by Song Giang 2 Hydropower Joint Stock Company (“Song Giang”). Cavico Hydropower will be responsible for the construction of a 3,900 meter long headrace tunnel to bring water to the hydropower plant, two sub tunnels of total 650 meters in length, and a 42 meter tall surge tank. The sub tunnels allow us to excavate the headrace tunnel more efficiently. Cavico Hydropower expects to complete the construction within a period of 20 months.  Upon completion, the 37 megawatt hydropower plant is expected to generate 141 million kilowatt-hour of electricity annually. The plant will be connected to the national grid to help to ease the shortage of electricity supply in the country. The Song Giang 2 hydropower plant has a total estimated value of approximately $50 million and is considered to be one of the largest hydropower projects in the Khanh Hoa province.

Also in January 2009, our majority-owned subsidiary, Cavico Bridge, was awarded a $6.4 million contract by a leading Italian construction company, for tunnel construction work at the Theun HinBoun Expansion Project in Laos as described more fully below.

In March 2009, Cavico Power and Resource JSC was awarded a $11.3 million contract  for the Hua Na Hydropower plant. Cavico will be responsible for constructing a diversion tunnel and coffer dam at the Hua Na Hydropower plant. Upon completion, the Hua Na Hydropower plant will generate 180 MW of power and will supply 706 million KW hours annually. This twin turbine plant will require an investment of approximately $250 million and will help ease the electricity shortage issues currently faced and thereby contributing to the growth of Central Vietnam provinces. Cavico expects the project to be completed in five years

In August 2009, Cavico Transport was awarded a contract for the 125 megawatt hydropower plant, owned by Dakdrinh Hydropower Company, which is funded with $212 million capital investment. Cavico’s portion of this project is $16 million with the construction expected to be completed within 60 months.  Cavico Transport will construct a 7.5 kilometers long and 4.5 meters wide water tunnel and tunnel Sections No.3, No.4, and No.5. Cavico Transport has recently signed two separate contracts with Dakdrinh Hydropower for Phases I and II of the Dakdrinh Hydropower Pplant project totaling $13.4 million to extract, process, and transport stones.

In September 2009, Cavico Bridge and Underground was awarded a $12 million contract for the Thuong Kon Tum hydropower plant which is a 240 Megawatt hydropower plant with a capital investment of $300 million. The plant, expected to be completed in five years, will supply 1070 million kilowatt-hours per year to this region. For Phrase I, Cavico will excavate a 1.8 kilometer long, 6.5 diameters wide, and 7.5 diameters high service access tunnel and construct and improve the road around the plant. In Phrase II, Cavico will be responsible for pouring concrete for the tunnel.

In November 2009, Cavico was awarded an Engineering, Procurement and Construction contract at Dak Sin Hydropower Plant with expected revenue of contract to be at $18.8 million.  Cavico will be responsible for constructing the main dam, a spillway dam, an overpass bridge, a water-intake portal, a headrace tunnel, a water diversion tunnel ((800 meters long and 2.5 meters wide, Contract Value: $1.8 million), a coffer dam, a vertical surge sharp tank and the service roads of the construction site. Cavico expects to complete its scope of work in 27 months.

. Hydroelectric Plants and Dam Construction - Generally, hydropower is built based on the principle of bringing high-pressure water stream to turn turbines for generating electricity. Tropical country like Vietnam has a lot of rain during a large part of the year. Building dams and reservoirs prevents flooding and allows operators to use the water for electricity turbines and to provide water for agricultural use. Cavico Vietnam’s experience in dam construction for hydropower plants is diverse, ranging from dams with earth and stones, to concrete dams with curvilinear surfaces. Curvilinear surfaces are a design feature of concrete dam designed with many curved lines to stabilize the dam.

Cavico Vietnam has current dam construction projects for hydropower plants in Buon Tua Srah ( 86MW; dam length of 1037m, dam height of 492m; water reservoir volume of 430 million cubic meters ), Ngan Truoi Water Reservoir (20MW, dam and a flood spillway with a diameter of seven meters and a length of 287 meters), Dambri  (75MW; 55 meters in height, 214 meters in length) and Ta Trach (dam length 1187m, dam high 60m, water reservoir volume 700 million cubic meters ).

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

Our minority-owned subsidiary, Cavico Tower, has commenced construction of the APEX Tower.  The APEX tower, which was designed by RDC Design, upon completion, will be a 27-story tower covering 14,960 square feet of land on Pham Hung Street, Tu Liem district in Hanoi. The state-of-the-art tower will consist of three floors for parking, eight elevators, and three stairways.  We plan to occupy seven floors of the tower for our headquarters and subsidiary offices and lease or sell the remaining 20 floors of the tower. The APEX Tower is located near the National Convention Center, which hosted the APEC 14 (Asia Pacific Economic Cooperation).

Expansion into Laos – Cavico Bridge is responsible for constructing a 1000 meter long tunnel and a 45 meters deep shaft. We expect to complete the construction in 24 months and the first phase of the project involved road preparation to transport Tunnel Boring Machine (“TBM”), which was completed in August 2009.  Theun HinBoun Power Company (“THPC”) is the owner and operator of the existing 220-Megawatt Theun HinBoun hydropower, which is currently in operation in Bolikhamsai province. In September 2008, THPC contracted CMC as the main contractor for Theun HinBoun Expansion Project after receiving approval from the Laos government to construct an additional hydropower plant in the same area of the existing plant. Electricity generated from this plant will be sold to the neighboring country, Thailand.

Wind Farms – In October 2008, Cavico Transport, our majority-owned subsidiary, received approval from the officials of Lam Dong province to study and evaluate different areas in the province for possible wind farms. The province will use the results of these studies as part of its windpower planning. For its contribution to the studies, we are being given a priority to invest and participate in windpower projects in the province according to its financial capability. We have researched and identified a few potential sites for wind farm development along the country. Our study has concluded that the coastal areas of southern and south-central Vietnam, where the proposed site is located, show exceptional promise for wind energy.  In this first phase, we are studying the construction of a 30 megawatt (“MW”) wind farm, which will connect to the national grid upon completion. The feasibility study at the site is expected to be completed over a period of one year and will involve collection of wind data and detailed analysis to determine the scope and size of the wind turbines. Prior to the completion of the study, we plan to begin construction of connecting roads and other site preparations. In September 2009, Cavico and Altus AG, German developer of renewable energy projects, signed a contract which Altus AG will provide consultancy and services of wind measurement and valuate the results and other feasible studies and in selecting areas for setting the posts.

Subsidiaries

Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The directors of Cavico Vietnam also hold positions on the Boards of these subsidiaries.

During 2007 we permitted some of our subsidiaries to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities. As of December 31, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to December 31, 2009 in: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Cavico Transport JSC decreased from 73.84% to 68.90%;Cavico Manpower JSC increased from 30.0% to 39.5% ; Luong Son International Tourist increased from 90.90% to 92.16%; and Cavico Land increased from 13.35% to 15.25%.  These Vietnamese companies do not have authorized shares. Any sale or issuance of shares must be approved by the shareholders of the Vietnamese subsidiaries. Even though we do not plan to sell any additional shares in any of our subsidiaries, as a result of investments in and purchases and sales of shares of our subsidiaries, our ownership percentage may change from time to time.

In addition, to the extent that any of the subsidiaries are publicly traded in Vietnam, Vietnamese securities regulations limit foreign ownership of these subsidiaries to 49%.

The following table sets forth for our principal operating subsidiaries, a summary of their main activities, Cavico Vietnam’s percentage of ownership and their revenues as a percentage of the combined company’s construction revenues for the year ended December 31, 2009.

Name	Principal Activity	Percentage Owned as of December 31, 2009		Percentage of Construction Revenues of Combined Company
Cavico Bridge and Underground Construction JSC	Civil construction, specializing in tunnel and bridge construction, frequently in conjunction with hydropower construction projects	65.71%		31.61%

Energy Construction JSC	Civil construction, specializing in hydropower construction projects	37.57%		11.31%

Cavico Hydropower Construction JSC	Civil construction, specializing in hydropower construction projects	71.74%		14.67%

Cavico Infrastructure Construction JSC	Civil construction, specializing in infrastructure development and construction projects	68.83%		8.99%

Cavico Transport JSC	Civil construction, with an emphasis on road construction.	68.90%		5.66%

Cavico Construction Trading JSC	Trading of machinery, equipment and materials for civil construction industry.	63.19%		-

Cavico Power and Resource JSC	Civil construction, focus on power installation.	75.96%		8.68%

Cavico Tower	Office for leases	33.21	%(1)(2)	-

Cavico Industry & Tech Service	Steel fabrication production	62.08	%(1)	-

Cavico Manpower	Labor supply for projects	39.50	%(1)	12.30%

Cavico Stone & Mineral	Production of white stone.	44.93	%(1)	-

Cavico PHI Cement	Cement factory operation	80.63	%(1)(2)	-

Luong Son International Tourist	Operation of tourism zone	92.16	%(1)(2)	-

Cavico Land	Land investment and development	15.25	%(1)(2)	-

Cavico Son La JSC	Stone exploitation	100	%(3)(2)	-

(1)	This subsidiary was added to the consolidation in 2008.
(2)	This subsidiary had no operations in 2009 and 2008.
(3)	This subsidiary was added to the consolidation in 2009.

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006,  Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. Cavico Mining’s share capital as stated in its Business Registration Certificate is VND 80,610,060,000 (approximately $4.5 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.
In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 50.16% in 2006. In 2008, our percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% as of December 31, 2007 due to additional sale of ownership.

We accounted for the investment in Cavico Mining by the equity method in the accompanying financial statements for the year ended December 31, 2009 and 2008.

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining and Construction JCS (“Cavico Mining”) entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.94 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. At the conclusion of transactions contemplated by the Stock Purchase Agreement, we will own 50.2% of the total issued and outstanding ordinary shares of Cavico Mining. The purpose of the acquisition of an additional 4,000,000 shares of Cavico Mining to own over 50% of Cavico Mining’s common stock is to enable us to include Cavico Mining in our consolidated financial statements on a going forward basis. On January 12, 2010, Cavico Mining’s shareholders approved the proposal to purchase 4,000,000 of Cavico Mining’s ordinary shares. Pursuant to the Stock Purchase Agreement, the purchase of the Shares shall take place on the tenth business day following the shareholder approval or on such later date as the parties involved agree in writing. On February 11, 2010, this Stock Purchase Agreement was consummated.

Investment

Approximately 86% of our revenues are from civil construction projects where we are the contractor or subcontractor.  We may from time to time continue to act as a passive investor in projects for which we serve as the contractor.  After construction, these projects will be managed by unrelated parties.  Projects that we have invested in include hydropower projects, cement plants, petroleum and land development projects in urban and tourist areas. We are expanding our investment in wind power.  We have also been carrying on the exploration study of a copper mine in Vietnam, and copper and a tin mine in Laos. These above mentioned investment are targeted investments as we have substantial expertise and experiences in these fields.

Customers

Our customers are found primarily in the public sector. Our largest customer is Electricity of Vietnam, a state owned utility.   During the years ended December 31, 2009 and December 31, 2008, contracts with this entity represented approximately 34% and 56%, respectively, of our revenue.

Suppliers

Our raw materials consist of fuel, steel and concrete. The most significant raw material cost is for steel which represents approximately 24% of total material costs, cement and concrete mixed which represents approximately 14% of our total material costs and fuel which represents approximately 18% of total material costs. Most of these raw materials are purchased directly from suppliers and manufacturers pursuant to simple purchase orders. We do not have long term contracts with any of our suppliers. All of the raw materials used in our construction projects are commodities that may be purchased from any sources if any of our suppliers would cease to sell to us for any reason. We source our raw material purchases to suppliers located in the area of our projects. As a result, no supplier accounted for more than 10% of total material costs for the year ended December 31, 2009.

Backlog

Our backlog includes the total value of awarded contracts that have not been completed, including our proportionate share of unconsolidated joint venture contracts.  Our backlog was approximately $273.5 million excluding Cavico Mining at December 31, 2009.  Approximately $72.6 million of this backlog is expected to be completed during 2010.  We include a construction project in our backlog at such time as a contract is awarded and funding is in place. Substantially all of the contracts in our backlog may be canceled or modified at the election of our customers.  We have not, however, been materially adversely affected by contract cancellations or modifications in the past.

Marketing

We have an extensive network of contacts within various levels of the Vietnamese national and local governments and are not currently engaged in any significant marketing efforts. We are usually  granted contracts based on the high-level quality of our work provided for the prior construction projects.

Contract Provisions and Subcontracting

Our contracts with our customers include “fixed unit price” or “fixed price” and “adjustment contracts”.  Under fixed unit price contracts which represent approximately 4% of our total contracts and may change from time to time, we are committed to provide materials or services required by a project at fixed unit prices (for example, dollars per cubic yard of concrete poured or cubic yard of earth excavated). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the expected unit cost in the bid, whether due to inflation, inefficiency, faulty estimates or other factors, is borne by us unless otherwise provided in the contract. Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. Our contracts are generally obtained through competitive bidding in response to advertisements by local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations with private owners. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process, review of bids fitting certain criteria by various levels of management and, in some cases, by the executive committee of our Board of Directors.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner changes and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of the workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors mentioned are more positive than the assumptions in our bid, project profitability can improve. The ability to realize improvements on project profitability is more limited than the risk of lower profitability. Design/build projects carry other risks such as the risk inherent in estimating quantities and prices before the project design is completed and design error risk, including additional construction costs due to any design errors, liability to the contract owner for the design of the project and right-of-way and permit acquisition costs. Although we manage this additional risk by adding contingencies to our bid amounts, obtaining errors and omissions insurance and obtaining indemnifications from our design consultants where possible, there is no guarantee that these risk management strategies will always be successful.

For the last five years, as a leading company in Vietnamese Hydropower (“HP”) construction, we have been granted preferred construction contracts by the Government. State agencies have been using adjustment contracts for most large HPs in the hope of expediting the completion of HP projects. Under adjustment contracts, completion of work certifications are based on actual work completion in accordance with site inspections performed by engineers. Payments are made based on the price of local construction labor and materials and adjusted for inflation. The Government periodically issues new rates and guidelines that apply to HP projects to cover additional work as well as additional cost incurred in connection with the projects to provide incentives to the contractors to accelerate completion of HP projects. As a result, our risk of cost overruns is reduced. However, the procedures to get rate guidelines approved may take from three to six months. Therefore, we must often carry large quantities of work in progress on our balance sheet.

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

We act as prime contractor on most of the construction projects we undertake. We accomplish the majority of our projects with our own resources and subcontract for more specialized activities such as electrical and mechanical work. As prime contractor, we are responsible for the performance of the entire contract, including any subcontract work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated. We manage this risk by reviewing the size of the subcontract, the financial stability of the subcontractor and other factors and, based on this review, determine whether to require that the subcontractor furnish a bond or other type of security that guarantees their performance. Some of our subcontractors may not be able to obtain surety bonds or other types of performance security.

Equipment

The Company believes that it owns through its subsidiaries the largest private fleet of heavy construction equipment in Vietnam. The total value of all vehicles and pieces of machinery and equipment after depreciation at December 31, 2009, was $ 13,096,820  and includes the following equipment:

Type	Units
Tunnel Drill Machines 1 boom to 3 booms; for Tunnel Diameter from 8m2 to 80m2	23
Tunnel Wheel Loaders capacity from 2m3 to 3m3	31
Tunnel Dump Trucks capacity from 20 tons to 30 tons	24
Bulldozers capacity from 130hp to 385 hp	21
Excavators and wheel loaders capacity from 0.7m3 to 10m3	45
Off-Highway Dump Trucks capacity over 50 tons ( 32 m3 )	30
Light and medium Dump Trucks Capacity up to 15 tons	72
Open cut Drilling Rigs Dia 89mm - 225mm	20
Electronic Construction Survey Sets/Stations	36
Concrete Batching Plants capacity from 60 to 120m3/hour	10
Aggregate Crushing Plants/Stations capacity from 60 to 180 tons/hour	9
Concrete Pumps capacity up to 100m3/hour	118
Crawer Cranes capacity up to 100 tons	19
Site service cars	82
Other construction machinery and Equipments ( Generator sets, Air compressors, Transformers, shotcretes, pumps, Graders, Road Rollers, lift cars, Concrete mixer Trucks, sliding forms, etc )	496
Total	1,036

We believe that ownership of equipment is generally preferable to leasing because ownership ensures the equipment is available as needed and normally results in lower equipment costs. We regularly lease or rent equipment on a short-term basis to supplement existing equipment and respond to construction activity peaks. We are able to purchase used equipment and maintain repair facilities which keep the equipment in good working order. Most of our equipment brands are Caterpillar, Komatsu, Tamrock and Atlascopco. A large part of our equipment was purchased from the year 2000 to 2005 at prices less than the current replacement cost.  Depreciation of this equipment has been recorded over five years.  Although much of the equipment is fully depreciated, the equipment presently is in good working order.

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

In Vietnam, we are aware of four other companies with expertise in our area of construction, namely Song Da Corporation, Vinaconex Corporation, Hydro-construction No. 4 Corporation and Agriculture Electric-mechanical construction Corporation. Cavico and Song Da are the two largest companies in the area of hydropower construction. Currently, we are the principal contractors in Vietnam for more than 60 % of the total quantity of tunnel construction works; 20-30% dam construction works. We have stakes in approximately 90% of hydropower construction projects. During the years 2000 and 2003 we participated in construction of the National high way No1 and Ho Chi Minh road, the two longest national roads along the country. From 2003 to date, we participated in a limited number of road constructions, but we have been focusing our efforts on construction for hydropower projects which we have expertise and face very few competitors compared to road works. Within Vietnam, we believe we have a good reputation in the industry and the advantage of expertise in the construction of modern and complex projects.

We are also diversifying our efforts in other construction and services fields such as steel fabrication and mechanical products/services exported to Australia and overseas.

During the past five years, we have acted as subcontractors for several large Japanese construction companies like Kumagai Gumi, Kajima, and Maeda. This has resulted in additional involvement in large projects overseas (e.g., a manpower sub-contract to construct tunnels of highway in Algeria (Granted to us by Kajima) or a tunnel construction contract for Theun Hinboun hydropower project in Laos).

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

Employees

As of December 31, 2009, we have, with our subsidiaries, 3,409 full time employees, of which approximately 818 are engineers. Most of our employees are located throughout Vietnam and 503 employees in Algeria. All of our employees are represented by labor unions. If and when the need arises, we intend to hire additional employees to meet the demand of a certain project.

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

Reverse Stock Split

Our Board of Directors and shareholders approved a proposal to grant discretionary authority to our Board of Directors to amend our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at any time before April 27, 2010 at any whole number ratio between a 20-for-1 reverse stock split and 60-for-1 reverse stock split , with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Board of Directors (the “Reverse Stock Split”), without decreasing the number of our authorized capital stock. The reverse stock split of 40-for-1 was completed on August 19, 2009.
The Reverse Stock Split was affected simultaneously for all our then-existing common stock (the “Old Shares”) and the exchange ratio is the same for all of our shares of issued and outstanding common stock. The Reverse Stock Split affected all of our shareholders uniformly and did not affect any shareholder’s percentage ownership interests in us, except to the extent that the Reverse Stock Split resulted in any of our shareholders owning a fractional share. If this occurred, the fractional shares were rounded up to the next whole share, including fractional shares that were less than one share. Shares of common stock issued pursuant to the Reverse Stock Split (the “New Shares”) remain fully paid and non-assessable.

Reports to Security Holders

We are subject to the filing and reporting requirements of the Exchange Act. These requirements include the filing of annual reports that include audited financial statements as well as quarterly reports and current reports that will be filed upon the occurrence of certain significant events. We are also subject to the proxy rules under the Exchange Act and its insiders are required to file reports disclosing their beneficial ownership of our securities. It is estimated that the annual cost of compliance with the Exchange Act reporting requirements will be approximately $400,000.

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

A portion of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. This, in turn, could negatively affect our cash flow, earnings and financial position.  During the year ended December 31, 2009 and 2008, 4% and 14%, respectively, of our revenue was generated from fixed unit price contracts of which we have not experienced any losses due to cost overruns.

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

We attempt to shift construction risks to its customers. We, however, provide a warranty period of two to three year after completion of the construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. Due to this retention period, our receivables can be significantly delayed and may adversely impact our cash flow. In accordance with SOP 81-1 (ASC 605)we continually review contract performance and any anticipated additional costs that might be associated with contract performance and modify contract income accordingly.  Our practice in many instances has been to supersede these terms with an agreement to obtain insurance covering both the customer and ourselves. In cases where insurance is not obtained, our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. If we are unable to obtain insurance, and if public sector customers seek to impose contractual risk-shifting provisions more aggressively, we could face increased risks, which may adversely affect our cash flow, earnings and financial position.

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

At December 31, 2009, we had $60,115,212 construction loans of which $54,740,704 are classified as short-term construction loans with interest rates ranging 10% to 17%.  We obtain these short-term construction loans to finance our civil construction and mining projects.  Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment and supplies and to mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and our customer, or its financing source, pays us for our completed work, less a retention percentage (which we will collect at the end of the warranty period), and we repay the bank from which we borrowed funds for each project.  Construction contracts include a two to three year warranty period that is part of the construction contract.

It is the general practice of Vietnamese banks to give short term loans such as these for each construction contract and make the loans renewable every year until the construction contract is completed.  As a result, the loans are classified as current liabilities.  Our retention receivables and a portion of our work in process, however, are classified as long-term assets.  As a result, our working capital deficit as of December 31, 2009 was $23,628,581. As of December 31, 2009, long-term retention receivables and long-term work in process totaled $14,455,193.

We expect to renew these loans with the banks and repay the balances as we complete our projects.  In the year 2009, we made $73,634,129 of payments on our notes payable.  We also needed to draw down $82,185,846 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks’ decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

●	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
●	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
●	It may result in the banks repossessing up to $21,000,000 of our equipment and other assets.

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

We rely on third-party subcontractors to perform certain work on some of our contracts. We do not bid on contracts unless we have the necessary subcontractors committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors, our ability to bid for contracts may be impaired. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services from another source at a higher price. This may reduce the profit to be realized, or result in a loss, on a contract.

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

Our contracts generally require us to perform extra work or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of that work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

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

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our contract backlog frequently reflects multiple contracts for individual customers; therefore, one customer may comprise a significant percentage of contract backlog at a certain point in time. For the year ended December 31, 2009, Electricity of Vietnam accounted for approximately 34% of our revenues. The loss of business from these entities could have a material adverse effect on our business or results of operations. Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could materially adversely affect our business, results of operations and financial condition.

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

Because a part of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions. Lengthy periods of wet weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the efficiencies, and hence, we may suffer reductions in the expected profit on contracts.

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

We operate nationwide in Vietnam through our subsidiaries, serving almost exclusively public sector clients.  Our wholly-owned subsidiary, Cavico Vietnam, conducts its operations through a number of subsidiaries. Some of these entities are wholly owned while others are partially owned by Cavico Vietnam. The officers and directors of Cavico Vietnam also hold positions on the Boards of these subsidiaries. The profit/loss generated from the entities in which we have less than fifty percent ownership shares was $103,831 as loss and $93,716 as profit for the year ended December 31, 2009 and 2008, respectively.

Some of our subsidiaries were able to raise working capital by selling their shares to independent third parties.  During 2007 and 2008, we permitted some of our subsidiaries to sell shares to third parties for the purpose of raising funds for expanded operations, thereby reducing our percentage held in those entities.  As of December 31, 2009, through either the purchase and sale of securities, Cavico Vietnam's consolidated ownership percentage from December 31, 2008 to December 31, 2009 in: Cavico Hydropower Construction JSC decreased from 71.80% to 71.74%; Cavico Tower decreased from 33.79% to 33.21%; Cavico Industry & Tech Service decreased from 64.64% to 62.08%; Cavico Stone & Mineral increased from 35.50% to 44.93%; Luong Son International Tourist increased from 90.90% to 92.16%; and Cavico Land increased from 13.35% to 15.25%.  We do not plan to sell additional shares in any of our subsidiaries.  If we do sell additional shares in our subsidiaries or if the subsidiaries sell additional shares to third parties, our ownership interest in our subsidiaries could be diluted and we would potentially recognize less income from our subsidiaries.

We will be unsuccessful if we fail to attract and retain qualified personnel.

We depend on a core management team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Our future success will depend in large part on our continued ability to attract and retain other highly qualified management team, engineers,  technical operators, skilled labors with expertise in our construction field. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Associated with Our Capital Structure

Insiders have substantial control over the company, and issuance of shares of Common Stock pursuant to our incentive plan will dilute your ownership and voting rights and allow insiders to control the direction of the Company.

Our executive officers and directors, beneficially owned as of March 15, 2010  in the aggregate, approximately 527,609 shares of our outstanding common stock , which constitutes approximately 17.3% of our outstanding shares.  Our officers and directors ownership percentage will increase as a result of any shares issued under our incentive plan under which we can issue 1,250,000 shares to our officers, directors, employees and consultants.

If we issue to our management all 1,250,000 shares of common stock issuable under our incentive plan, our management will control approximately 41.3% of the votes on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The trading price of our shares has fluctuated widely from time to time and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this annual report, as well as our operating results, financial condition, announcements of construction projects, general conditions in Vietnam, Southeast Asia, overall country-wide development, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.  In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. We are in the process of implementing and monitoring our internal control procedures throughout the Company and improving the areas of weakness.

Our management identified  material weaknesses in internal control during its assessment of internal controls over financial reporting as of December 31, 2009.  We lack an effective and efficient period end close the books process to timely prepare for audits and financial reporting deadlines. Management determined that we did not fully implement our transition to United States Generally Accepted Accounting Principles (“US GAAP”) which are different from the accounting principles used in Vietnam.  As a result, we were required to record material adjustments to the December 31, 2009 and 2008 financial statements to bring them into compliance.  In an effort to remediate the identified material weakness and to further enhance our internal controls, we are in the process of identifying and retaining a consultant who can work with our Vietnamese accounting team to indentify US GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.

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

Our Board has adopted a stock-based incentive plan, which was approved at a special shareholders’ meeting on April 27, 2009.  Under the incentive plan, we can grant 1,250,000 shares to our officers, directors, employees and consultants.  Shareholders would experience a dilution in ownership interest, assuming the maximum issuance of 1,250,000 shares from stock options or awards of restricted stock under the plan.  In addition, the existence of a significant amount of stock and stock options that would be issuable upon the adoption and approval of our stock-based incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

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

Government policies are subject to rapid change and the Vietnam government may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the Vietnam government will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in Vietnam remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on the government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The Vietnam government also exercises significant control over Vietnam’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in Vietnam, could have a material adverse effect on our business, results of operations and financial condition.

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

Substantially all of our assets are located in Vietnam and the majority of our officers and present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Vietnam does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.       PROPERTIES

Our principal executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647. These offices consist of approximately 200 square feet leased on a month to month basis included in $2,000 per month of management fees. These offices are made available to us under the terms of a Management Services Agreement dated May 15, 2006, with PHI Group, Inc. Other services provided by Providential under the terms of this agreement include secretarial and receptionist services, office and computer equipment, and bookkeeping for the company’s U.S. operations. The agreement has a terms of two years that is automatically renewable for one-year periods, unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the end of the agreement, or any renewal thereto.

Cavico's subsidiary, Cavico Vietnam, maintains its corporate headquarters in Hanoi, Vietnam, where it leases approximately 10,230 square feet of office space, and in other cities and townships throughout the country, where additional operations are conducted, equipment is maintained and stored, and research and/or development is conducted. Combined monthly lease payments for these locations amount to approximately $41,400.

We have a long term land lease commitment for a period of 50 years with respect to 14,960 square feet of land in Hanoi. We  intend to build an office building of 27 floors with a total of 280,000 square feet available to us and our subsidiaries. We intend to rent some of the space to commercial tenants.

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

Name of company	Long-term Land Leased	Office Lease in Hanoi	Offices Built at Sites	Workshops Built at Sites	Location
Cavico Vietnam Company Limited		10,230			Song Da Building,Pham Hung, My Dinh, Ha Noi

Cavico Trading Joint Stock Company		1,507		8,611	CT3.2 Building, Me Tri Ha, Ha Noi

Cavico Bridge & Underground Construction Joint Stock Company		5,683	82,688	76,284	CT4 Building, My Dinh, Ha Noi

Cavico Vietnam Tower Joint Stock Company	14,960	926			CHP Building, Me Tri Ha,Tu Liem, Ha Noi

Chieng Ngan Urban Area	17,222,257				Chieng Ngan,Thi xa Son La, Son La

Cavico Energy Construction Joint Stock Company		2,662	28,255	96,821	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Transportation Joint Stock Company		2,883	12,917	8,611	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Infrastructure Investment and Construction Joint Stock Company		3,143	15,446	8,073	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Hydropower Construction Joint Stock Company		2,085	11,474	26,361	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Power and Resource Joint Stock Company		2,852	46,694	6,103	Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Industry & Tech Service Joint Stock Company		-		23,681	My Dinh 2 Urban Zone, Tu Liem, Ha Noi

Cavico Manpower Joint Stock Company		10,979	31,215	53,820	CT4 Building, My Dinh, Ha Noi

Cavico Stone and Mineral Joint Stock Company		1,851	4,187	3,552	CT3.1 Building, Me Tri Ha, Ha Noi

Luong Son International Tourist Investment Joint Stock Company		544			Song Da Building,Pham Hung, My Dinh,Ha Noi

Cavico Land Investment & Development JSC		1,593			Song Da Building,Pham Hung, My Dinh,Ha Noi

Total	17,237,217	46,938	232,876	311,917

ITEM 3.       LEGAL PROCEEDINGS

We are party to certain legal actions arising out of the normal course of business. In management’s opinion, none of these actions will have a material effect on our operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against us by any governmental agency.

ITEM 4.       RESERVED

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was first quoted on the OTC Bulletin Board in April 2008 under the symbol “CVIC.OB.” Our symbol was changed to “CAVO” on August 19, 2009 when 40 for 1 reverse stock split became effective. The prices, as presented below adjusted to reflect the 40-for-one reverse stock split, represent the  highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board through September 17, 2009 and high and low sales prices on the NASDAQ Capital Market thereafter. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions. Our common stock was approved for listing on the NASDAQ Capital Market under the symbol “CAVO” and commenced trading on such exchange on September 18, 2009.

	High	Low
First Quarter 2008	$75.20	$21.20
Second Quarter 2008	$70.00	$8.40
Third Quarter 2008	$11.60	$6.00
Fourth Quarter 2008	$6.80	$2.20

First Quarter 2009	$5.20	$3.60
Second Quarter 2009	$7.40	$4.00
Third Quarter 2009	$12.99	$4.50
Fourth Quarter 2009	$9.24	$4.24

First Quarter 2010	$4.99	$3.96

Number of Stockholders

As of December 31, 2009, there were approximately 900 holders of record of our common stock.

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

The maximum number of shares that may be issued pursuant to incentive stock options granted under the plan is 1,250,000.  The maximum number of shares of our common stock that may be issued per individual pursuant to awards granted under the Cavico Stock Award and Incentive Plan is 125,000.

As of the date hereof, there are no awards granted under the Cavico Stock Award and Incentive Plan.

ITEM 6.       SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009 (2)	2008 (1)

Net sales	$61,090,722	$51,936,936
Income (loss) from operations	(1,564,796)	961,872
Net other income (expense)	(3,218,461)	(1,938,893)
Net income (loss )	(4,761,994)	631,816
Net income ( loss ) per share	(1.56)	0.21

Total assets	$115,864,982	$99,500,890
Total liabilities	$106,609,682	$86,540,479

(1)	During the year 2008, we added Cavico Tower, Cavico ITS, Cavico Manpower, Cavico Stone & Mineral, Cavico PHI, Cavico Luong Son and Cavico Land.
(2)	During the year 2009, we added Cavico Son La.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and entities in which the Company has less than fifty percent ownership that are variable interest entities in which Cavico Vietnam is the primary beneficiary. Per GAAP, the Company has majority ownership in Cavico Energy JSC, Cavico Tower JSC, Cavico Manpower JSC and Cavico Stone and Mineral JSC with inclusion of ownership by related parties and will absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company has the power to control the majority of the voting interest through its ownership and agreements with other stockholders.   The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities.
The assets in the consolidated financial statements are increased by $23,688,887 or 26% from $92,176,095 to $115,864,982, liabilities are increased by $19,071,976, or by 22% from $87,537,706 to $106,609,682, total revenues are increased by $11,254,156 or 23% from $49,836,566 to $61,090,722 and the net loss attributable to the Company was increased by $103,831 or by 2% from $4,915,106  to $5,018,937 by the entities in which the Company has less than fifty percent ownership shares Net loss before minority interest  generated from the entities in which the Company has less than fifty percent ownership shares was 6% of total net loss before minority interest for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/09	12/31/08
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	66%
Cavico Trading JSC	63%	63%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	76%	76%
Cavico Transport JSC	69%	74%
Cavico Hydropower Construction JSC	72%	72%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	33%	34%
Cavico Industry and Technical Service JSC	62%	65%
Cavico Manpower JSC	40%	30%
Cavico Stone and Mineral JSC	45%	36%
Cavico PHI Cement JSC	81%	81%
Cavico Luong Son JSC	92%	91%
Cavico Land JSC	15%	13%
Cavico Son La JSC	100%	-

Cavico Vietnam Company has a control in the management and decision making of all these subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006,  Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 80,610,060,000(approximately $4.5 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

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

During the review of the Company’s registration filing by SEC, the consolidation for the Company’s subsidiaries with less than 50% ownership was evaluated under ASC Topic 810. The Company did not meet the criteria to be a primary beneficiary of Cavico Mining under ASC Topic 810. Therefore, the financial statements have been stated to exclude Cavico Mining from consolidation and account for the investment in Cavico Mining by the equity method.

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining and Construction JCS (“Cavico Mining”) entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.94 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. At the conclusion of transactions contemplated by the Stock Purchase Agreement, we will own 50.2% of the total issued and outstanding ordinary shares of Cavico Mining. The purpose of the acquisition of an additional 4,000,000 shares of Cavico Mining to own over 50% of Cavico Mining’s common stock is to enable us to include Cavico Mining in our consolidated financial statements on a going forward basis. On January 12, 2010, Cavico Mining’s shareholders approved the proposal to purchase 4,000,000 of Cavico Mining’s ordinary shares. Pursuant to the Stock Purchase Agreement, the purchase of the Shares shall take place on the tenth business day following the shareholder approval or on such later date as the parties involved agree in writing. This Stock Purchase Agreement was consummated on February 11, 2010.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable. The Company’s consolidation of the entities with less than 50% ownership, such as Cavico Energy, Cavico Manpower, Cavico Tower, Cavico Land and Cavico Stone and Mineral was based on an assumption that these entities are variable interest entities in which the Company is the primary beneficiary and will absorb more than 50% of expected losses and residual returns and has the ability to make economic decisions on behalf of  the variable interest entities.

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

Accounts Receivable

We grant credit to customers within Vietnam and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries that we serve. Our main customers were project management units established by Electricity of Vietnam, which accounts for 51% of all accounts receivable. Reserves for uncollectable amounts, which management believes are sufficient, are based on past experience and a specific analysis of the accounts. As of December 31, 2009, we had a reserve for doubtful accounts of $751,940.

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

Long-Lived Assets

  Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered.  The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management.

Real Estate Activities

Cavico Tower’s, one of our subsidiaries,  principal business activities consist of civil and industrial construction; internal and external fitting out; land leveling and surface improvement; building leasing; real estate business; restaurants and supermarkets operation; real estate consulting; machine and equipment leasing; materials, machinery and equipment trading for construction, transport, hydropower; dealers for buying and selling goods, construction materials trading. During the year 2009, our major activities included capital expenditures related to building construction in the amount of $1,066,299.

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

We recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts billed are classified as current assets under work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

We recognize revenues from sale of finished goods at the time when goods are delivered and accepted by the buyer, i.e. all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

We report and display comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $641,095 and $1,093,320 for the year ended December 31, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $2,420,224 and unrealized loss of $6,352,628 on investments available for sale for the years ended December 31, 2009, and 2008, respectively.

Results of Operations

Results of Operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Net Sales

We generated $61,090,722 in net sales during the year ended December 31, 2009 compared to $51,936,936 during the year ended December 31, 2008, mostly from construction projects. The Company’s net sales  from civil construction increased by $5,074,288 or 11% to $52,575,960 for the year ending December 31, 2009 from $47,501,672 for the year ending December 31, 2008.  This increase was due to net sales from several new projects such as Ta Trach, Thern Hinbun, Dambri, Song Giang and Ngan Truoi projects as the progress billings upon completion on these projects are made and ALuoi and Algeri projects. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $4,079,498 or 92% to $8,514,762 for the year ending December 31, 2009 from $4,435,264 for the year ending December 31, 2008. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the year ended December 31, 2009 compared to the year ended December 31, 2008 are as follows:

	Song Tranh	A Luoi	Dambri	Dong Nai 4	Algeri
2009
Revenue	$4,235,761	$10,704,117	$2,944,312	$3,035,603	$5,499,524
Cost of goods sold	4,060,590	8,659,942	2,876,293	2,439,291	4,292,510
Gross Profit	175,171	2,044,175	68,020	596,312	1,207,014
Gross Profit %	4%	19%	2%	20%	22%

2008
Revenue	$2,526,709	$7,966,166	$278,918	$2,795,571	$1,852,385
Cost of goods sold	2,062,523	$6,279,033	$342,980	2,346,072	1,374,671
Gross Profit	464,186	1,687,133	(64,061)	449,500	477,713
Gross Profit %	18%	21%	(23)%	16%	26%

Contract Amount	11,727,953	49,032,632	30,921,808	17,258,565	14,469,530
Contract period	2007-2010	2007-2011	2007-2010	2005-2010	2008-2011

Comparisons for Major Projects

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $2,737,951 or 34% to $10,704,117 for the year ended December 31, 2009 compared to the year 2008. The cost of goods sold from A Luoi Tunnel project increased by $2,380,909 or 38% for the year ended December 31, 2009 compared to 2008. The percentage of cost of goods sold to sales for this project increased to 81% for the year ended December 31, 2009 compared to 79% for the year 2008. The gross profit from A Luoi Tunnel increased by $357,042 in the year ended December 31, 2009 or 21% over the same period in 2008. The gross profit percentage for this project decreased from 21% to 19%. The Company encountered 900 meters long of tunnel excavation with poor geological conditions. The lower production caused lower revenue and increased higher cost of goods sold rate per revenue. The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes.

Algeri Project

The revenues from Algeri Project increased by $3,647,139 or 197% for the year ended December 31, 2009 compared to the year 2008. The cost of goods sold from Algeri project increased by $2,917,839 or 212% for the year ended December 31, 2009 compared to the year 2008. The percentage of cost of goods sold to sale for this project was increased to 78% in 2009 compared to 74% in 2008. The gross profit from Algeri project increased by $729,301 or 153% in the year ended December 31, 2009 compared to the year 2008. This increase in gross profit is due to an increase in revenue in the year ended December 31, 2009 since this project started in 2008. The gross profit percentage to sales for Algeri project decreased from 26% to 22% in the year ended December 31, 2009 compared to the year 2008.

Song Tranh Project

The revenues from Song Tranh Project increased by $1,709,052 or 68% for the year ended December 31, 2009 compared to the year 2008. The revenue for 2009 included the revenue generated from tunnel concrete lining and as well as tunnel excavation work compared to revenue from tunnel excavation in 2008.  The cost of goods sold for Song Tranh project increased by $1,998,067 or 97% for the year ended December 31, 2009 compared to the year 2008. The percentage of cost of good sold to sale for this project was increased to 96% in 2009 compared to 82% in 2008. This increase of the cost of goods sold to sale in 2009 was caused by the extra volume of concrete lining needed on an excavated tunnel, due to bad geological conditions, for which we have not been compensated from the customer yet.  The gross profit from Song Tranh project decreased by $289,015 or 62% in the year ended December 31, 2009 compared to the year 2008. The gross profit percentage to sales for Song Tranh project decreased from 18% to 4% in the year ended December 31, 2009 compared to the year 2008.

Dong Nai 4

The revenues from Dong Nai 4 Project increased by $240,032 or 9% for the year ended December 31, 2009 compared to the year 2008. The cost of goods sold from Dong Nai 4 project increased by $93,219 or 4% for the year ended December 31, 2009 compared to the year 2008. The percentage of cost of goods sold to sale for this project was decreased to 80% for the year ended December 31, 2009 compared to 84% in 2008. The gross profit from Dong Nai 4 project was increased by $146,813 or 33% in the year ended December 31, 2009 compared to the year 2008. The gross profit percentage to sales for Dong Nai 4 project increased from 16% to 20% in the year ended December 31, 2009 compared amounts received to the year 2008. This increase in gross profit percentage to sales is due amounts received  from the Customer.

Dambri

The revenues from Dambri Project increased by $2,665,394 or 956% for the year ended December 31, 2009 compared to the year 2008. The cost of goods sold from Dambri project increased by $2,533,313 or 739% for the year ended December 31, 2009 compared to the year 2008. The percentage of cost of goods sold to sale for this project was decreased to 98% in 2009 compared to 123% in 2008. The gross profit from Dambri project increased by $132,081 to $68,020 in the year ended December 31, 2009 compared to $64,061 as a loss in the year 2008. This increase in gross profit is due to an increase in revenue in the year ended December 31, 2009 as the project progressed compared to a small operation as the project started in 2008. As a result, the gross profit percentage to sales for Dambri project also increased from (23%) to 2% in the year ended December 31, 2009 compared to the year 2008.

Cost of production

Costs of Goods sold were $55,303,582 and $44,402,887 for the year ended December 31, 2009 and 2008, respectively.  Cost of Goods sold includes capitalization of interest expenses of $3,592,974 and $5,219,334 for the year ended December 31, 2009 and 2008, respectively.

Cost of Goods sold (without capitalization of interest expenses) increased by $12,527,054 or 32% to $51,710,607 for the year ending December 31, 2009 from $39,183,553 for the year ending December 31, 2008. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 10% to 85% for the year ended December 31, 2009 from 75% of sales for the year ended December 31, 2008.

Company’s cost of production from civil construction for the year ended December 31, 2009 was $47,871,074, of which as a percentage of sales increased by 6% to 91%, compared to the year ended December 31, 2008. Company’s cost of production from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the year ended December 31, 2009 was $7,432,507, of which as a percentage of sales decreased  by 2% to 87% for the year ended December 31, 2009 from 89% for the year ended December 31, 2008. The increase of cost of production from other operation as a percentage of sales was due to decrease of demand in trading which result in smaller sales price increase compared to cost increase.

Gross Profit

The gross profit for the year ended December 31, 2009 was $5,787,140 or 9% of sales compared to $7,534,049 or 15% of sales for the year ended December 31, 2008. The decrease in gross profit was primarily due to lower rate of increase in sales by $9,153,786 in comparison to an increase in cost of goods sold by $10,900,695.

The decrease in gross profit was primarily from civil construction which decreased by $2,345,011 from $7,049,897 to $4,704,886 . The gross profit percentage for net sales in civil construction decreased to 9% in the year ended December 31, 2009 compared to 15% in 2008. These decreases in gross profit percentages resulted from decreases in the gross profit percentages of our major projects as explained above and completion of several projects which the costs of sales were much higher than revenue recognized at the completion stage due to costs of withdrawing machinery and completing engineering work. For those projects competed in 2009, revenues in the year 2009 decreased compared to the last year whereas the cost of goods sold of these projects increased significantly compared to the same period last year. This caused the material decreases in overall profit margin for in 2009 compared to 2008.The gross profit from commercial activities increased by $598,103 to $1,082,255 in the year ended December 31, 2009 compared to $484,152 in 2008, as a percentage to sale increased from 11% in 2008 to 13% in 2009. This increase is mainly due to an increase in demand of construction materials as Vietnam’s economy is recovering.

Operating expenses

The company’s operating expenses in 2009 was $7,351,937 compared to $6,572,177 in 2008 with an increase of $779,760. The increase in operating expenses was mainly resulted from increased in the size of our support facilities as we prepare for the future growth of the Company and its subsidiaries, noted as follows:

•	Rent expenses increased by $62,421 to $483,112 for the year ended December 31, 2009 from $420,691 for the year ended December 31, 2008.

•	Payroll expenses increased by $191,892 to $2,505,291 for the year ended December 31, 2009 from $2,313,399 for the year ended December 31, 2008.

•	Other administration cost of other subsidiaries increased by $317,816 to $2,585,347 for the year ended December 31, 2009 from $2,267,531 for the year ended December 31, 2008.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $115,544 to $1,394,493 for the year ended December 31, 2009 from $1,278,949 for the year ended December 31, 2008.

•	Selling expenses were increased by $210,964 to $289,743 for the years ended December 31, 2009 from $78,779 for the year ended December 31, 2008.

The Company also recorded a bad debt expense of $128,748 and $212,828 for the year ended December 31, 2009 and 2008, respectively.

Other Income (expenses)

The total other expenses increased by $1,279,568 to $3,218,461 for the year ended December 31, 2009 from $1,938,893 for the year ended December 31, 2008. This increase in other expense in 2009 is mainly due to another-than-temporary impairment losses on  available-for-sale securities of $975,724 for the year ended December 31, 2009 compared to none in 2008. The Company recognized losses on available-for-sale securities for Habubank and PHI Group, Inc. (formerly, providential Holdings Inc.) as their reduced values were determined as other than temporary.  Other income also includes gain from disposal of fixed assets of $160,395 for the year ended December 31, 2009 compared to $44,345 in gain in 2008. Other income during the year ended December 31, 2009 was $304,194 compared to $45,258 in 2008. In addition, loss on foreign currency exchange of $232,270 was recorded for the year ended December 31, 2009 compared to $97,061 in the year 2008. This relates to re-measurement of debts in different currencies. Loss from investment in Cavico Mining during the year ended December 31, 2009 was $141,477 compared to an income of $130,131 for the year 2008.

Interest expense excluding capitalized interest increased by $69,624 to $2,603,686 for the year ended December 31, 2009 from $2,534,062 for the year ended December 31, 2008. The increase was mainly due to increase in the interest rate in 2009.

The Company’s income before interest, depreciation and amortization, income tax and non-controlling interest for the years ended December 31, 2009 and 2008 was $ 5,179,445 and $11,000,716, respectively. These amounts do not include other income and expenses.

Net Income

The Company had net loss of $4,761,994 for the year ended December 31, 2009, compared to $631,816 net income for the year ended December 31, 2008. Included in the net income and loss was the tax expenses of $447,295 in the year ended December 31, 2009 compared to the tax benefit of $2,392,347 in 2008. The net loss for the Company excluding net loss attributable to non-controlling interest was $5,230,552 compared to net income of $1,415,326 for the year 2008. Other factor of the significant decrease in net income for the year ended December 31, 2009 compared to 2008 was the reduction of the gross profit of $1,746,908. This reduction of gross profit was caused by the higher costs of goods sold expenses recorded for several projects completed during 2009, material write-off of work-in-process due to uncertainty of future realization of revenue and recognition of project loss on the projects for which the future expected revenue was lower than the costs.

The effective rate in Vietnam was 25% and 28% of taxable profits for 2009 and 2008, respectively.

During 2008 Vietnamese government equivocated  its position on taxation for gain on sale of securities. As a result, the tax charged in 2007 on the gain from the Company’s securities trading activities was reversed during the year ended December 31, 2008.   Subsequently, the Vietnamese government reinstated the tax on marketable securities, retroactively effective to January 1, 2009.

The net loss per share for the year ended December 31, 2009 was $1.56 compared to $0.21 as income for the year period ended December 31, 2008.  The increase in unrealized gains of $8,772,852 in investments available for sale resulted from an unrealized gain of $2,420,224 in 2009 and an unrealized loss of  $6,352,628 in 2008.  The cost and current fair value of the marketable securities as of December 31, 2009 were $2,988,206 and $2,711,912, respectively.  The majority of marketable securities are invested in Vietnamese companies.

Liquidity and Capital Resources

Our working capital deficit as of December 31, 2009 increased to $(23,628,581) compared to $(19,554,563) as of December 31, 2008 as current assets increased less than the increase in current liabilities. The major factors contributed to this decrease in working capital in 2009 compared to 2008 were a increase of $8,321,376 in current construction work in process compared to an increase of $7,927,559 in current notes payable and an increase of $7,520,401 in trade account payable. Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $54,740,704  in maturing debts in 2010.

As of December 31, 2009, we had $2,391,316 in cash, current accounts receivable of $15,809,989, an inventory of $4,114,075, a construction WIP of $25,881,123 and net fixed assets of $28,249,396. Our current accounts receivable was increased by $4,279,401 from the prior year end. Our accounts receivable increase was due to an increase in sales from completed projects. Our current construction WIP for the current year was increased by $8,321,376 from the prior year end. We anticipate our accounts receivable and inventory will continue to increase in 2010 as we completed and added more new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	December 31, 2009	December 31, 2008
Accounts receivable -trade- net	$15,809,989	$11,530,588
Receivable - other	10,550,284	7,088,229
Work in process	25,881,123	17,559,747
Receivables and advances from related parties	984,684	1,048,854
Long-term retention receivables	11,400,629	14,042,107
Long-term work in process	3,054,564	3,579,799

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

At December 31, 2009, the balance of accounts receivable-trade that was outstanding for more than six months was $4,769,787, $3,358,763 of this amount was from the Buonkuop, Daksrong, Dakmi 4 and Buon tuasha projects.  $153,838 of the balances from these projects was collected by March 31, 2010 and additional $703,994 was collected on other accounts receivable accounts aged more than six months.  The remaining balance in the accounts receivable –trade outstanding for more than six months of $3,911,955 is expected to be paid by the end of year.  Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, we had a reserve for doubtful accounts of $751,940.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $1,364,426 of advances, $8,298,235 of prepayments to suppliers and $887,623 of other short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of December 31, 2009, the entire balance is expected to be collected or expensed within the year. Advances and prepayments  to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of December 31, 2009, the balance of work in process was $28,935,687 of which approximately $11,322,648 was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed and collected $1,965,948 by March 31, 2010, expected to bill $6,674,228 by December 31, 2010.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Tua Srah Hydropower Project, Song Tranh Hydropower project and A Luoi Hydropower  project, which totals approximately $12,329,160.  As of December 31, 2009, we had reserved $640,616 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate  of completion for payment (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer.  Long-term work in process is $3,054,564 as of December 31, 2009. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $194,634 and advances of $790,049 as of December 31, 2009.

Long term retention receivable has a balance of $11,400,629 at December 31, 2009. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All three projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power was completed in October 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. This $1 million and any other long-term retention balance associated with this project is expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Loid Road project.

Current liabilities-Our total current liabilities as of December 31, 2009 were $89,517,730 which was increased by $21,607,748 from the prior year end. The current liabilities were represented mainly accounts payable of $16,441,988, accrued expenses of $6,722,643, advances from customers of $6,887,558, and short term loans, including loans from related parties of $54,960,795. Advances from customers increased mainly due to Ta Trach project for which we received approximately $2.8 million, Song Giang HP project for which we received approximately $0.5 million, Thanh Ha project for which we received approximately $0.4 million, Ngan Truoi project for which we received approximately $1.8 million, HuaNa project for which we received approximately $0.4 million  during the year ended December 31, 2009. Current Notes payable including loans from related parties increased by $7,938,983 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as A Luoi HP, Ta Trach Dam, Song Giang HP, Dakmi 4 HP, Ngan Truoi Dam. At December 31, 2009, the Company's current liabilities exceeded current assets by $23,628,581.

Construction loans-At December 31, 2009, we had $60,115,212 in construction loans, of which $54,740,704 are classified as short-term construction loans with annual interest rates ranging from 10% to 17%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner. These construction loans are made by the banks for a specific project.
Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction equipment, at December 31, 2009 was approximately $21,000,000, 35% of total construction loans.

These loans mature from January 2010 through September 2013. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and every month, our customer or its financing source, pays us the interim payment for our completed work, less a retention percentage (which we will collect at the end of the warranty period). When the payment is received, it is put into the deposit account which was set up with the bank upon signing the construction loan and from which we repay the bank for monthly interest and principal when due. The remaining balance of this account will be used by the company for expenses related to this contract or corporate purposes.  When we need to pay to the suppliers or sub-contractors and other expenditures related to the contract, we submit to the bank documents such as supply contracts, subcontractor contract, invoices or demand letters. Upon approval of our submission, the bank issues Indebtedness Certificate. After this process, the bank transfers the funds to our bank account so that the payments can be made to our suppliers or sub-contractors.

Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of December 31, 2009, the outstanding balance was $33.6 million and available balances were $45.3 million as of December 31, 2009. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of December 31, 2009 was $23,628,581. As of December 31, 2009, long-term retention receivables and long-term work in process totaled $14,455,193.

We expect to renew these loans with the banks and repay the balances as we complete our projects. During the year 2009, we made $73,634,129 of payments on our notes payable. We also needed to draw down $82,185,846 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $21,000,000 of our equipment and other assets.

Cash flows

The Company used cash of $2,108,335 in operating activities for the year ended December 31, 2009 compared to $3,229,173 from operating activities for the year ended December 31, 2008. The major reasons are a decrease in advances from customer of $3,494,487 in 2009 compared to $9,756,039 in 2008, an increase in construction WIP of $8,676,361 in 2009 compared to $2,439,873 in 2008, an increase in account payable and accrual expenses in the amount of $11,510,988 and a decrease of $1,421,419 during the year ended December 31, 2009 and 2008, respectively and due to a decrease in account receivable and other current assets of $7,714,909 in 2009 from $16,231,078 in 2008.

In investing activities, we used net cash of $6,565,973 for the year ended December 31, 2009 to purchase property, equipment and investments in other entities. The Company spent $7,111,171 for the purchase of fixed assets, which primarily included vehicles, equipment, machinery and intangible assets. The Company also received $819,721 in proceeds from disposal of fixed assets. Additionally, the Company purchased investments in other entities during the December 31, 2009 in the amount of $441,344 and received $166,821 from sale of investments.  The Company used net cash of $12,213,120 for the year ended December 31, 2008 in purchase of property, equipment and investments in other entities. The Company spent $11,856,498 for the purchase of fixed assets, which primary include for the purchase of vehicles, equipment, machinery and intangible assets. The Company also received $363,128 in proceeds from disposal of fixed assets. Also, the Company’s investments in other entities during the year 2008 increased by $935,001 and proceeds from sales of investment were $165,563.

During the year ended December 31, 2009, the Company generated cash flows of $8,201,058 from financing activities, which included $82,280,541 from loan proceeds and repayments of loans in the amount of $73,704,963. The Company also received $275,607 proceeds from additional investments by minority interests during the year ended December 31, 2009. During the year ended December 31, 2008, the Company generated cash flows of $17,228,642 from financing activities, which included $300,000 from common shares issued, and $78,863,350 from loan proceeds and repayments for loans of $63,388,539. The Company also received $1,891,800 proceeds from additional investments by minority interests during the year ended December 31, 2008.

The Company generated net loss of $4,761,994 and net income of $631,816 for the year ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company has approximately $273.5 million for contract backlog. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

The Company has guaranteed a loan with line of credit for approximately $3.8 million and $5.6 million for Cavico Mining, an equity investment entity, as of December 31, 2009 and December 31, 2008, respectively. The loan balances as of December 31, 2009 and December 31, 2008 were $3,337,129 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $7,070,665 and $3,826,533 as of December 31, 2009  and December 31, 2008, respectively and payable due to Cavico Mining for $1,190,716 and $155,347 as of December 31, 2009  and December 31, 2008, respectively.

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

Inflation Risk

Vietnam is currently experiencing high inflation. The average inflation rate for the year ended December 31, 2009 was 6.9%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CAVICO CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
December 31, 2009 and 2008
Contents

Page
Report of Independent Registered Public Accounting Firm	36

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	37

Consolidated Statements of Operations and Comprehensive Income for Years Ended December 31, 2009 and 2008	38

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008	39

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	40

Notes to Consolidated Financial Statements	41-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cavico Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cavico Corp. and Subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavico Corp. and Subsidiaries at December 31, 2009 and 2008, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Certified Public Accountants

Dallas, Texas

April 13, 2010

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
	2009	2008
ASSETS

Current Assets:
Cash	$2,391,316	$3,002,239
Investments, available for sale	2,711,912	1,820,406
Equity method investment in Cavico Mining	1,239,851	1,461,292
Accounts receivable -trade- net	15,809,989	11,530,588
Receivable - other	10,550,284	7,088,229
Inventory	4,114,075	3,420,382
Work in process	25,881,123	17,559,747
Receivables from and advances to related parties	984,684	1,048,854
Other current assets	2,205,915	1,423,682
Total current assets	65,889,149	48,355,419

Fixed Assets:
Land and building development costs	11,018,893	8,709,525
Temporary housing assets	266,632	249,962
Machinery and equipment	24,355,935	22,837,606
Vehicles	7,268,114	6,905,688
Office and computer equipment	727,362	715,375
	43,636,936	39,418,156
Less accumulated depreciation	(15,387,540)	(12,050,937)
Net fixed assets	28,249,396	27,367,219

Intangible Assets:
Goodwill	727,073	767,004
Licenses - net	255,875	301,884
Net intangible assets	982,948	1,068,888

Other Non Current Assets:
Investments, cost method	2,495,536	2,599,592
Long-term retention receivables	11,400,629	14,042,107
Prepaid expenses	1,606,973	1,725,660
Long-term work in process	3,054,564	3,579,799
Long-term advances related parties	55,738	58,903
Other assets	2,130,049	703,303
Total other assets	20,743,489	22,709,364

TOTAL ASSETS	$115,864,982	$99,500,890

LIABILITIES

Current Liabilities:
Accounts payable	$16,432,092	$8,911,691
Accounts payable – related parties	9,896	17,876
Accrued expenses	6,722,643	4,203,965
Advances from customers	6,887,558	3,762,026
Payable to employees	4,215,547	3,890,975
Notes payable - current	54,740,704	46,813,145
Notes payable - related parties	220,091	208,667
Current portion of capital lease obligations	289,199	101,637
Total current liabilities	89,517,730	67,909,982

Long-Term Debt:
Long-term advances from customer	10,858,809	10,652,992
Capital lease obligations – long-term	858,635	254,020
Long-term debt	5,374,508	7,723,485
Total long-term debt	17,091,952	18,630,497

TOTAL LIABILITIES	106,609,682	86,540,479

Commitments and Contingencies (See Note 15)	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 shares issued and 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(11,400,322)	(6,638,329)
Accumulated other comprehensive income (loss)	(1,388,509)	(3,739,401)
Total Cavico Corp. stockholders' equity	834,082	3,245,183
Non-controlling interest	8,421,218	9,715,228
Total stockholders’ equity	9,255,300	12,960,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,864,982	$99,500,890

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2009 and 2008
	2009	2008
Revenues:
Civil construction	$52,575,960	$47,501,672
Commercial activities	8,514,762	4,435,264
Total revenue	61,090,722	51,936,936

Cost of Goods Sold:
Civil construction	47,871,074	40,451,775
Commercial activities	7,432,507	3,951,112
Total cost of goods sold	55,303,581	44,402,887

Gross Profit	5,787,141	7,534,049

Operating Expenses:
Selling expenses	289,744	78,779
General & administrative expenses	6,933,445	6,280,570
Bad debt expense	128,748	212,828
Total operating expenses	7,351,937	6,572,177

Total income (loss) from operations	(1,564,796)	961,872

Other income (expenses):
Gain on disposal of assets	160,395	44,345
Other income (expense)	304,194	45,258
Income (loss) from investment in Cavico Mining	(141,477)	130,131
Other-than-temporary impairment losses on available-for-sale securities	(975,724)	-
Loss on sales of marketable securities	(143,634)	(439,934)
Loss on foreign currency exchange	(232,270)	(97,061)
Interest income	413,741	912,430
Interest expense	(2,603,686)	(2,534,062)
Total other income ( expense)	(3,218,461)	(1,938,893)

Loss before income taxes and non-controlling interest	(4,783,257)	(977,021)

Income taxes benefit (expense)	(447,295)	2,392,347

Income (loss) before non-controlling interest	(5,230,552)	1,415,326

Net income (loss) attributable to non-controlling interest	(468,558)	783,510

Net income (loss) attributable to Cavico Corp.	$(4,761,994)	$631,816
Other comprehensive income:
Unrealized gain(loss) on investments available for sale	2,420,224	(6,352,628)
Foreign currency translation adjustment	(641,095)	(467,881)
Comprehensive income (loss)	$(3,451,423)	$(5,405,183)
Less comprehensive income(loss) attributable to the non-controlling interest	547,412	(783,510)
Comprehensive income(loss) attributable to Cavico Corp	$(2,904,011)	$(6,188,693)
Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	2,941,726
Net income(loss) per common share-basic and diluted	$(1.56)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	other Comprehensive	Total Cavico Corp Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income(loss)	Equity	Interest	Equity

Balance, December 31, 2007	2,919,045	$2,919	$13,235,244	$(7,051,005)	$3,081,108	$9,268,266	$5,600,977	$14,869,243

Shares issued for services	3,750	4	84,746	-	-	84,750		84,750
Shares issued for cash	125,000	125	299,875	-	-	300,000		300,000
Sale of shares from non-controlling interest							1,891,800	1,891,800
Dividends paid to non-controlling interest							(372,492)	(372,492)
Foreign currency translation adjustment	-	-	-	-	(467,881)	(467,881)	(625,439)	(1,093,320)
Unrealized loss on securities available for sale	-	-	-	-	(6,352,628)	(6,352,628)		(6,352,628)
Consolidation of additional subsidiaries	-	-	-	(219,140)	-	(219,140)	2,436,871	2,217,731
Net income				631,816	-	631,816	783,510	1,415,326
Balance, December 31, 2008	3,047,795	$3,048	$13,619,865	$(6,638,329)	$(3,739,401)	$3,245,183	$9,715,228	$12,960,411

Sale of shares from non-controlling interest							275,607	275,607
Dividends paid to non-controlling interest							(529,295)	(529,295)
Reclassification of unrealized loss from non-controlling interest in the prior year					492,910	492,910	(492,910)	-
Foreign currency translation adjustment	-	-	-	-	(124,825)	(124,825)	(516,270)	(641,095)
Unrealized gain on securities available for sale	-	-	-	-	1,982,807	1,982,807	437,416	2,420,224
Net loss				(4,761,994)	-	(4,761,994)	(468,558)	(5,230,552)
Balance, December 31, 2009	3,047,795	$3,048	$13,619,865	$(11,400,322)	$(1,388,509)	$834,082	$8,421,218	$9,255,300

The accompanying notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(5,230,552)	$1,415,326
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,986,536	4,820,554
Change in provisions for uncollectible receivables	(157,843)	212,828
Gain on sale of fixed assets	(160,395)	(44,345)
Other-than-temporary impairment losses on available-for-sale securities	975,724	-
Loss from other investment activities	143,634	439,934
Income(loss) from investment in Cavico Mining	141,477	(130,131)
Stock issued for services	-	84,750
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(7,714,909)	(16,231,078)
Increase in inventory	(755,100)	(1,160,044)
Increase in work in progress	(8,676,361)	(2,439,873)
Increase in other assets	(1,226,651)	(510,937)
Increase in advances from customer	3,494,487	9,756,039
Increase in payable to employees	560,630	1,979,223
Increase(decrease) in accounts payables and accrued expenses	11,510,988	(1,421,419)
Net Cash Used in Operating Activities	(2,108,335)	(3,229,173)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(7,111,171)	(11,856,498)
Cash acquired in consolidation of new entities	-	49,688
Proceeds from withdrawals of investments in nonconsolidated companies	166,821	165,563
Purchase of investments in nonconsolidated companies and joint stock company	(441,344)	(935,001)
Proceeds from sales of fixed assets	819,721	363,128
Net Cash Used in Investing Activities	(6,565,973)	(12,213,120)

Cash Flow From Financing Activities:
Proceeds from contribution by noncontrolling interests	275,607	1,891,800
Payments of dividends to noncontrolling interests	(529,295)	(372,492)
Proceeds from shares issued	-	300,000
Proceeds from notes payable	82,185,846	76,202,548
Proceeds from notes payable - related parties	94,695	2,660,802
Payments of notes payable- others	(73,634,129)	(60,463,105)
Payments of notes payable- related parties	(70,834)	(2,925,434)
Payments of capital leases obligations	(120,832)	(65,477)
Net Cash Provided By Financing Activities	8,201,058	17,228,642

Increase(decrease) in Cash	(473,250)	1,786,349

Cash at Beginning of period	3,002,239	1,357,390
Effect of foreign currency translation	(137,673)	(141,500)

Cash at End of period	$2,391,316	$3,002,239

Supplemental Cash Flow Information:
Interest paid	$5,589,041	$7,951,821
Taxes paid	$41,059	$43,836

Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$1,251,691	$509,482
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as cost method investments:
Accounts receivable and other current assets	$-	$2,257,815
Inventory	-	4,718
Construction work in progress	-	325,832
Other assets	-	108,753
Accounts payable & accrued expenses	-	640,476
Payable to employees	-	537,963

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

The merger of Agent 155 Media Group, Inc. with CVJSC was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CVJSC obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of Agent 155 Media Group, Inc., with CVJSC being treated as the continuing entity. The historical financial statements to be presented are those of CVJSC.

Cavico Vietnam Joint Stock Company in Hanoi, Vietnam Construction and Investment Vietnam Joint Stock Company’s main operations include the following: constructing power projects up to 35KV, shoveling mine soil and stone, constructing transport and irrigation works, industrial and civil construction, leasing machines and equipment, trading production and consumption materials, machines and equipment for construction, transport, irrigation, and power projects installation.

On August 19, 2009, the Company affected a reverse stock split on a 40-for-1 basis.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which the Company is the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which the Company is the primary beneficiary. The Company is the primary beneficiary because the Company expects to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits received from these entities.  Loss generated from the entities in which the Company has less than fifty percent ownership shares was $103,831 and income of $93,716 for the year ended December 31, 2009 and 2008, respectively.

All significant intercompany accounts and transactions have been eliminated.  The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

	% of Ownership
Subsidiary	12/31/09	12/31/08
Cavico Vietnam Company Limited	100%	100%
Cavico Bridge and Underground Construction JSC	66%	66%
Cavico Trading JSC	63%	63%
Cavico Construction and Infrastructure Investment JSC	69%	69%
Cavico Power and Resource JSC	76%	76%
Cavico Transport JSC	69%	74%
Cavico Hydropower Construction JSC	72%	72%
Cavico Energy Construction JSC	38%	38%
Cavico Tower JSC	33%	34%
Cavico Industry and Technical Service JSC	62%	65%
Cavico Manpower JSC	40%	30%
Cavico Stone and Mineral JSC	45%	36%
Cavico PHI Cement JSC	81%	81%
Cavico Luong Son JSC	92%	91%
Cavico Land JSC	15%	13%
Cavico Son La JSC	100%	-

During the years ended December 31, 2009 and 2008, the following entities were added in the consolidation.

Name of Entity	Consolidation Date	Percentage of ownership	Description of business
Cavico Tower	April 01, 2008	33%	Office for leases
Cavico ITS	April 01, 2008	62%	Steel fabrication production
Cavico Manpower	April 01, 2008	40%	Labor supply for projects
Cavico Stone & Mineral	July 01, 2008	45%	Production of white stone
Cavico PHI	July 01, 2008	81%	Cement factory operation
Cavico Luong Son JSC	July 01, 2008	92%	Operation of tourism zone
Cavico Land JSC	July 01, 2008	15%	Land investment and development
Cavico Son La JSC	January 6, 2009	100%	Stone exploitation

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company (Cavico Mining) formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006 Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 80,610,060,000 (approximately $4.5 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, the Company had to reduce the ownership in this entity to 50.16% in 2006. In 2008, the Company’s percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% due to additional sale of ownership.

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.94 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. The purpose of the acquisition of an additional 4,000,000 shares of Cavico Mining to own over 50% of Cavico Mining’s common stock was to enable the Company to include Cavico Mining in the consolidated financial statements on a going forward basis. On February 11, 2010, this Stock Purchase Agreement was consummated and Cavico Mining will be a consolidated subsidiary starting for the period ending March 31, 2010.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable. The Company’s consolidation of the entities with less than 50% ownership, such as Cavico Energy, Cavico Manpower, Cavico Tower, Cavico Land and Cavico Stone and Mineral was based on an assumption that these entities are variable interest entities in which the Company is the primary beneficiary and will absorb more than 50% of expected losses and residual returns and has the ability to make economic decisions on behalf of  the variable interest entities.

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

Investment in Marketable Securities

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date.  Marketable securities that are actively traded in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale investments are stated at fair value with net unrealized gains or losses reported in stockholders’ equity as other comprehensive income (loss).  Investments classified as held-to-maturity are carried at amortized cost in the absence of any other than temporary decline in value.  Realized gains and losses, and declines in value judged to be other than temporary are included in other income.  The cost of securities sold is computed using the specific identification method.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. The Company reserves balances as follows; 100% reserve: Accounts over 365 days with no activities during the year, 15% reserve for account over 365 days with activities during the year , 10% reserve for accounts balances over 271-365 days, and  5% reserve for accounts balances in 180-270 days. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, the Company had a reserve for doubtful accounts of $751,940. As of December 31, 2008, the Company had a reserve for doubtful accounts of $597,349.

Advances

The Company advances to employees for salaries and business expenses. Since the employees traditionally choose to defer their salary payments to a later date, the Company pays the advances to employees throughout the year.  When the salary advances are not paid back, the Company has a right to offset against the salary payable amount. The advances not paid back within the agreed date are expensed or offset against the salaries payable. The advances for business expenses are charged to expenses when the employees turn in the expense report within one months from the date of expense incurred. If the advance amounts are not collectible, the Company can offset against employee payable. Advances are included in Receivable-Other. During the year ended December 31, 2009 the Company expensed $107,247 from this account as uncollectable.

Prepayments to Suppliers

Prepayments to supplies include the prepayments to contractors and suppliers. The prepayment amounts are normally expensed in a short period of time as the expenses incur. The prepayments are included in receivable-other account.

Other Short Term Receivable

Other short term receivables included in Receivable-Other account consist of receivable from short term loans and deposits amounting $887,623.  The Company evaluates the collectability of these receivables and writes off the balance if it is determined to be non-collectible. As of December 31, 2009, the Company expensed $15,810 from this account as bad debt. As of December 31, 2009 and 2008, the Company has not accrued any interest on these loans.

Inventories

Inventories consist of supplies and raw materials. Supplies, such as fuel and spare parts, are carried at the weighted average cost. Raw materials are valued at lower of cost or market. The Company regularly reviews it inventory for presence of obsolescence attributed to age, seasonality, and quality. Inventories that are considered obsolete are written off or adjusted to the carrying value.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $3,133,416 and $3,160,983 at December 31, 2009 and 2008, respectively. The Company had $3,054,564 and $3,579,799 in long term work in process at December 31, 2009 and 2008, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. The Company recorded losses of $255,816 and $-0- for the years ended December 31, 2009 and 2008, respectively related to contracts for which the costs of production is higher than projected revenue.   As of December 31, 2009 and 2008, the reserves against work in process were $640,616 and $843,494, respectively.  This reduction of reserves was due to write-off of uncollectible balances at December 31, 2009. The Company adjusted $332,937 as other income to account for the reduction of  reserve from the prior year. The Company determined these reserves were sufficient for both short term and long term work in process.

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

Certain machinery and equipment was collateralized for the bank notes (Note 15). The total carrying value of the collateralized machinery and equipment amounted $20,703,225 and $23,603,040 as of December 31, 2009 and 2008, respectively.
Depreciation expense for the years ended December 31, 2009 and 2008 was $4,986,536 and $4,820,554, respectively, of which $3,151,267 and $4,919,510 were included in the cost of goods sold, respectively.

Land and Building Development

Land and building development is stated at cost and includes the cost of construction and other direct costs attributable to the construction of Cavico Tower, a high rise commercial building in Hanoi which is expected to be completed at the end of 2011, and land development costs attributable to Chieng Ngan which is an urban development project in Vietnam. No provision for depreciation is made on land development until such time as the relevant assets are completed and put into use.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At December 31, 2009 and 2008, the Company’s management believes there was no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets

The Company reviews annually for impairment of intangible assets in accordance with ASC Topic 360, Accounting for Impairment on Disposed of Long lived Assets. In accordance with ASC 360, an impairment loss will be recognized if carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its value. As of December 31, 2009 and 2008, no impairment was recorded.

 Goodwill

The Company performs the impairment tests annually during the fourth quarter and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, the Company calculates the estimated fair value of the reporting unit. The Company then compares the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, the Company measures and records the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As of December 31, 2009 and 2008, no impairment of goodwill was recorded.

Real Estate Activities

Cavico Tower’s, one of our subsidiaries,  principal business activities consist of civil and industrial construction; internal and external fitting out; land leveling and surface improvement; building leasing; real estate business; restaurants and supermarkets operation; real estate consulting; machine and equipment leasing; materials, machinery and equipment trading for construction, transport, hydropower; dealers for buying and selling goods, construction materials trading. During the year 2009 and 2008, the major activities of the Company were capital expenditures related to building construction in the amount of $1,066,299 and $1,431,912, respectively.

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

Effective January 1, 2008, the Company reports the financial assets and liabilities at fair value as categorized in one of the following types of investments based upon the methodology for determining fair value.

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

Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The Company has recorded $11,400,629  and $14,042,107 as long term retention receivable at December 31, 2009 and 2008, respectively. The retention receivable is reviewed each month (at minimum each quarter) to determine if any account needs to be reserved when the collection of receivable is doubtful or when the future realization of WIP on the project into revenues is uncertain. The Company reserved for doubtful accounts of $57,157 and $369,590 as of December 31, 2009 and 2008.  Based on the collection history, the reserve for doubtful account was reduced at December 31, 2009 to approximately 0.5% of total balance. To date, the Company has not incurred any warranty costs.

Restricted Cash

The restricted cash represents deposits made by the Company while bidding on contracts.  Deposits are held at a Bank in the Company’s  name and returned to the Company whether or not contract is awarded. The restricted cash amounting $604,360 and $438,672 as of December 31, 2009 and 2008, respectively were recorded in other assets.

Income Taxes

The Company recognizes the deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

VAT assessed on revenues-purchases

The Company records and pays value added tax calculated under Vietnamese tax law. The amount of tax recorded in receivable and payable amount at December 31, 2009 were $378,912 and $4,197,421, respectively and $280,959 and $2,539,800 at December 31, 2008.  VAT rates for major activities are as follows: construction 10%, machine or equipment leasing 10%, ctone trading 10%,  materials trading 5%.

Concentration of Credit Risk

The Company invests its excess cash in government bonds and other highly liquid debt instrument of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to safely maintain an adequate level of liquidity.

Concentration of Debts

The Company  finances a majority of its construction projects through financing arrangements  with banks in Vietnam. The banks in Vietnam are controlled by the Vietnamese government through the Ministry of Finance. The Company has good financial ratings and strong relationships with the financial institutions.

Concentration of Market

The Company’s operations are currently in the Socialist Republic of Vietnam which is a highly centralized operating environment that is tightly controlled by the Vietnamese government. Because of this concentration in a specific geographic location, the Company is susceptible to fluctuations in its business by economic or other conditions in the country. The Company is considering expanding its operations to other countries such as Laos and Algeria.

Country Risk

As the Company's principal operations are conducted in Vietnam, the Company is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Vietnam. The Company's results of operations may be adversely affected by changes in the political and social conditions in Vietnam, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in Vietnam are denominated in Vietnamese Dong (VND), which must be converted into other currencies before remittance out of Vietnam may be considered. Both the conversion of VND into foreign currencies and the remittance of foreign currencies abroad require the approval of the Vietnamese government.

Labor Union

Effective January 20, 2009, the Company’s management and employees joined in the Collective Labor Agreement pursuant to Labor Code of the Socialist Republic of Vietnam for  three year term. This agreement can be extended for one year if both parties agree. This Collective  Agreement is registered in Hanoi Department of Labor. In accordance with the collective agreement, each employee signs on the employment contract with the Company. As of December 31, 2009, the Company had no labor disputes.

Major Customers and Suppliers

The Company generated 54% and 73% of total revenues from major customers, in the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, the Company had two major customers. The Company generated $17,588,952 from Electricity of Vietnam and $10,463,694 from Mien Trung HP JSC under civil construction in 2009. During the year ended December 31, 2008, the Company had two major customers. The Company generated $27,200,837 from Electricity of Vietnam and $7,896,737 from Mien Trung HP JSC under civil construction. Electricity of Vietnam was our major customer since 2003. As a civil contractor, the Company can provide civil construction work to any customer without relying on current major customer. However, based on the government plan of power development, the market of hydro power construction is expected to be in demand for next 10 years.  The accounts receivable balance for these customers at December 31, 2009 and 2008 was $14,637,061 and $12,179,055, respectively. The Company did not have long-term contracts with any of its suppliers for the years ended December 31, 2009 and 2008.

Revenue Recognition

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
The Company recognizes uncollectible work-in- process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. The Company had $3,054,564 and $3,579,799 for the claims included in work-in-progress as of December 31, 2009 and 2008, respectively. In most of these claims, the work has been completed based on specification, but the pricing was not approved by the customer. During the years ended December 31, 2009 and 2008, the Company recognized $3,810,647 and $3,641,465, respectively as revenue. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize the current increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $8,321,376 and $-0-, respectively as of December 31, 2009 and 2008.

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized losses of $641,095 and $1,093,320 for the years ended December 31, 2009 and 2008, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $2,420,224 and unrealized loss of $6,352,628 on investments available for sale for the year ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009 and 2008, the Company realized $975,724 and $-0-, respectively as impairment loss for securities available for sale.

Foreign Currency Translation

All assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income gains and losses resulting from foreign currency transactions are reflected in the income statement.

Earnings (Loss) Per Share of Common Stock

Net earnings (loss) per share of common stock are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no common stock equivalents during the years ended December 31, 2009 and 2008.

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

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities.  The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2]

a.
The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the   entity’s economic performance [FIN 46(R), paragraph 1, sequence 55.2.1]

b.	The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2]

c.	The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3]

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company’s financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets.  The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.  The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements.  The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years.  The adoption of this update for improving disclosures about fair measurements, as codified in ASC 820 did not have any impact on the Company’s financial statements.

In January 2010,  the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

While Subtopic 810-10 provides general guidance on accounting for the decreases in ownership of a subsidiary, including a deconsolidation, some constituents raised concerns that the guidance appears to conflict with the gain or loss treatment or derecognition criteria of other U.S. generally accepted accounting principles (GAAP), such as the guidance for sales of real estate, transfers of financial assets, conveyances of oil and gas mineral rights, and transactions with equity method investees.

Some constituents also questioned whether the Board intended for the decrease in ownership provisions of Subtopic 810-10 to apply to all entities because a subsidiary is defined as an entity, including an unincorporated entity such as a partnership or trust, in which another entity, known as its parent, holds a controlling financial interest. Those constituents were concerned that such an interpretation could result in the accounting for a transaction being driven by its form rather than its substance. For example, different accounting might be applied to a transaction involving the same underlying assets depending on whether those assets were transferred in asset or entity form.” The amendments in this update are effective beginning in the period that an entity adopts Statement 160 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160 as of the date of the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the interim or annual reporting period ending on or after December 31, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted 160.  The adoption of this update for the changes in the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary, as codified in ASC 810-10, did not have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

NOTE 3-	RECEIVABLE – OTHER

Other receivables at December 31, 2009 and 2008 by major classification were comprised of the following:

	2009	2008
Advances	$1,364,426	$2,934,532
Prepayments to suppliers	8,298,235	2,169,684
Other short-term receivable	887,623	1,984,013
Total	$10,550,284	$7,088,229

The advances to employees consist of salary advances to employees, loans to employees, and advances to employees for business related expenses.  Under Vietnamese culture, some wages to employees are paid during the national holidays and other times of year. As of December 31, 2009 and December 31, 2008, the related payables to employees were $4,215,547 and $3,890,975. For many of Cavico’s construction employees, accrued wages are paid at the national holidays when workers can return home.  Salary advances area made to these employees during the year for living expenses.

The amount of prepayment to suppliers has significantly increased at December 31, 2009 compared to 2008. The Company commenced new construction contracts that require the Company to pay its suppliers in advance during the year 2009. As the contract progresses, the prepayments are expensed over the contract term.

NOTE 4-	INVENTORY

Inventories at December 31, 2009 and 2008 by major classification, were comprised of the following:

	2009	2008
Goods in transit	$589,122	$593,574
Material and supplies	2,456,457	2,456,948
Tools, instruments	106,666	49,356
Merchandises	968,585	495,842
Inventory reserve	(6,755)	(175,338)
Inventory – net	$4,114,075	$3,420,382

The reserve for inventory was evaluated as of December 31, 2009 based on the analysis of aging and movement of inventory. As a result, the reserve for inventory was reduced by $168,583 as less than 1% of the inventory is over 180 days old.  The Company determined that the reserve for inventory is adequate at December 31, 2009.

NOTE 5- OTHER CURRENT ASSETS

Other current assets at December 31, 2009 and  2008 by major classifications were comprised of the following:

	2009	2008
Prepaid loan interest	$15,373	$282,690
Other prepaid expenses	608,295	216,781
Tools and instruments	679,313	400,256
Deductible Value Added Tax	382,132	280,962
Other current assets	520,802	242,993
TOTAL	$2,205,915	$1,423,682

Tools and instruments which do not meet the accounting policy to be classified in property and equipment are included in other current assets and amortized over 12 months. These amounts were $1,054,078 and $1,015,569 for the year ended December 31, 2009 and, 2008, respectively and are amortized over 2 to 4 years. The remaining non-current prepaid expenses of $552,875 and $710,092 as of December 31, 2009 and 2008 are amortized over 2 to 4 years based on the benefiting periods. The Company recognized amortization expenses of $1,435,806 and $891,285 from these non-current prepaid expenses for the year ended December 31, 2009 and 2008, respectively.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANYIES

Equity Method Investment — Cavico Mining and Construction JSC

The Company’s investment amount is $1,239,851 and $1,461,292 as of December 31, 2009 and 2008, respectively. The Company’s share of income and losses is 25.55% as of December 31, 2009 and 2008. During the years ended December 31, 2009 and 2008, the Company recorded loss of $141,477 and income of $130,131, respectively as its proportionate share of income (loss) in the joint stock company.

The following is the condensed financial position and results of operations of Cavico Mining as of and for the years ended presented below:

	December 31,	December 31,
	2009	2008

Financial position:
Current assets	$15,375,000	$11,795,000
Property and equipment, net	$3,444,000	$4,538,000
Total assets	$22,314,000	$19,078,000
Liabilities	$14,938,000	$11,440,000
Equity	$7,376,000	$7,638,,000
Operations:
Net revenue	$8,987,000	$9,042,000
Expenses	$(8,740,000)	$(8,162,000)
Interest income	$317,000	$138,000
Net income	$495,000	$569,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP related to reserves for uncollectible assets in the amount of $1,000,618 and $21,215 for the year ended December 31, 2009 and 2008, respectively.

Investment in companies, cost method;

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Investments, cost method” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies, which are carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. Therefore, as of December 31, 2009 and 2008, no impairment was necessary. The Company invested $386,111 and $131,591 in various companies during 2009 and 2008, respectively.

During the year ended December 31, 2009, the Company withdrew its investments of $67,739 in Agriculture Construction Corporation, $80,422 in Nam Viet Investment and Consultant JSC,  $19,545 in Lilamavico Joint Venture and recorded $28,561 loss on the sale of the investments. During the year ended December 31, 2009, one of our investees, Vietnam Power Investment and Development JSC became public and was reclassified to available for sale security. During the year ended December 31, 2008, we withdrew our investment of $124,116 in Vietravico as this company was not formed and received our investment back. There was no sale of investments during the year ended December 31, 2008.

The cost basis at December 31, 2009 and 2008 and the fair value at December 31, 2009 consisted of the following:

	2009	2008	Fair Value at Dec 31,2009
1. Agriculture Construction Corporation	$-	$67,739	$	(a)
2. Tour Zones Investment and Construction JSC *	553,436	581,610	385,312	(b)(e)
3. Vietnam Power Investment and Development JSC *	-	238,389
4. Mai Son Cement Joint Stock Company	434,758	459,445	539,870	(b)
5. Van Chan Hydropower Company	27,869	29,452		(a)
6. Ha Tay Investment and Development JSC	13,377	14,137		(a)
7. Businessman Culture Development JSC	27,869	29,452		(a)
8. Vietnam Media Financial JSC	108,037	114,172	108,162	(b)
9. Vietnam Industry Investment and Construction JSC	55,738	58,903		(a)
10. Nam Viet Investment and Consultant JSC	-	80,422		(a)
11. Sao Mai-Ben Dinh Petrolium Investment JSC	557,383	589,032	674,203	(b)
12. IDICO Industry Zone Investment Development JSC	8,361	8,835		(a)
13. Vietnam Power Development JSC	55,738	58,903		(a)
14. IDICO Long Son Petroleum Industry Zone Investment	111,477	117,806	179,206	(b)
15. Nhan Tri JSC	13,935	14,726		(a)
16. North and South Investment Development JSC	5,574	5,890		(a)
17. Lilamavico Joint Venture	-	19,545		(a)
18. Vietnam Design JSC	15,049	15,904		(a)
19. Song Tranh Hydropower JSC	2,787	2,945		(a)
20. Kasvina JSC	102,124	75,526	125,524	(c)
21. Vietnam Anti-counterfeit and trading promotion JSC	11,148	11,781		(a)
22. Song Thanh Hydropower JSC	27,869	-
23. MuongHom Mining JSC	354,848	-		(d)
24. Ha An Trading Industry Ltd	3,394	-
25. Others	4,765	4,977		(a)
TOTAL	$2,495,536	$2,599,592
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

(d) It was not practical to measure the fair value of this company since the financial statements were not available as the company is in the process of formation.

(e) The decrease in fair value less than 95% of investment, using average PE ratios and expected income based on average rate of return on assets from comparable companies, was less than 6 months. Using net present value of expected cashflow, the fair value is estimated to be $569,295.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

December 31, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$1,062,433	$1,649,479	$-	$2,711,912

Available- for- sale securities consisted of the following at December 31, 2009:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
PHI Group, Inc. (formerly Providential Holdings, Inc.)	2,000,000	$60,000	$120,000	$60,000
Habubank Stock*	659,995	574,735	459,837	(114,898)
Vinavico*	470,200	632,511	786,244	153,733
Vietnam Growth Investment Fund (VF2)*	2,000,000	1,131,487	869,181	(262,306)
Military Bank Stock	215,332	363,893	320,460	(43,433)
Vietnam Power Investment and Development**	389,194	225,580	156,190	(69,390)
Total Securities		$2,988,206	$2,711,912	$(276,294)
* Collateral for notes payable

** This company became public in July 2009, quoted under symbol VPC at UPCOM – HaNoi Stock Exchange.

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at December 31, 2009.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  If the investment market value has been less than 75% of cost longer than 12 months, impairment will be recognized to reduce the value of investment to the market value unless immediate impairment is apparent. For PHI Group, Inc., the market value of these securities had declined by 40% and due to poor financial results  it was determined that Company’s would not recover its original cost of the investment at December 31, 2009.  In addition, Habubank Stock had a significant decline in the market value by 61% and due to poor finance industry market in Vietnam, the recovery of the original cost of the investment was not anticipated at December 31, 2009. Based on the evaluation of the securities’ fair value, the Company wrote down $40,000 for PHI Group, Inc. and $935,724 for Habubank Stock as these reductions appeared to be other than temporary as these securities were in unrealized loss position for more than 12 months. These impairment changes were recognized in the consolidated statement of operations.  The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the year ended December 31, 2009, the Company sold 300,000 shares of Military Bank and 29,995 shares of Habubank. The company recorded $143,634 loss on the sale of the securities using average cost method. The Company purchased 159,525 shares of Military Bank during the year ended December 31, 2009.

Available-for-sale securities consisted of the following at December 31, 2008:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

The Company recorded $439,934 loss using average method on sales of marketable securities during the year ended December 31, 2008.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses for land use rights.  Net intangible assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Goodwill	$727,073	$767,004
Amortizable Intangible Assets:
Licenses for land use rights	313,149	330,930
Less Accumulated amortization	(57,274)	(29,046)
Amortizable Intangibles, net	255,875	301,884
Total Intangible Assets	$982,948	$1,068,888

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries, These stock purchases were accounted for using purchase  method. The changes in goodwill was resulted in fluctuation of  foreign exchange rates between 2008 and 2009. The Company has license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years. Amortization expenses for the Company’s intangible assets for the years ended December 31, 2009 and 2008 were $26,675 and $32,065, respectively.

NOTE 9- OTHER ASSETS

Other assets consist of deposits and other assets. Other assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deposits	$604,360	$438,672
Other long-term receivable	1,525,689	264,631

Total	$2,130,049	$703,303

The increase in other assets in 2009 mainly due to an increase in long-term loans receivable reclassified from advances by $693,801.Deposits made by the Company for bidding on contracts are held at a Bank  in the Company’s  name and returned to the Company whether or not contract is awarded. The restricted cash amounting $604,360 and $438,672 as of December 31, 2009 and 2008, respectively were recorded in other assets.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accrued interest	$647,906	$546,409
Accrued taxes	5,610,411	3,481,356
Other accrued Expenses	464,326	176,200
TOTAL	$6,722,643	$4,203,965

NOTE 11 – ADVANCES FROM CUSTOMERS

Advances from customers represent the payments received from customers on the contract on which the work has not been performed or reduced by billed amount. As of December 31, 2009 and 2008, the Company had current balances of $6,887,558 and $3,762,026, respectively and long-term amount of $10,858,809 and $10,652,992 as of December 31, 2009 and 2008, respectively.

NOTE 12 – PAYABLE TO EMPLOYEES

It is customary in Vietnam that some wages to employees are paid during the national holidays and other times a year. As of December 31, 2009 and 2008, the payable to employees were $4,215,547 and $3,890,975.  The Company recorded payroll expenses for salaries and wages of $2,505,291 and $2,313,399 in administration expenses and of $10,207,140 and $5,832,455 in cost of goods sold for the years ended December 31, 2009 and 2008, respectively.

NOTE 13-   CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through September 2014. Terms of the leases call for quarterly payments from $1,944 to $10,407 at implicit interest rates of 12% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at December 31, 2009 are as follows:

2010	$435,540
2011	401,176
2012	325,518
2013	220,792
2014	73,774
Total minimum lease payments	1,456,800
Less: amount representing interest	(308,966)
Present value of net minimum lease payments	1,147,834
Less: current portion	(289,199)
Long-term portion	$858,635

The following is an analysis of the equipment under capital leases as of December 31, 2009 and 2008, which is included in property and equipment:

	2009	2008
Equipment and vehicles	$1,653,823	$489,405
Less accumulated depreciation	(153,845)	(24,345)
Net	$1,499,978	$465,060

Depreciation expenses on the equipment under capital leases for the years ended December 31, 2009 and 2008 were $129,500 and $36,575 respectively.

NOTE 14 – RENTAL OF VEHICLES

The Company generated income from rental of vehicles. The vehicles rented of available for rental as of December 31, 2009 and 2008 are as follows:

	2009	2008

Vehicles	$47,477	$50,173
Less accumulated depreciation	(38,622)	(33,648)
Net	$8,855	$16,525

The company and its subsidiaries did not have any rental revenue from non-cancelable leases.

Cancelable rentals included in income for the years ended December 31, 2009 and 2008 are $7,110 and $4,961, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $41,400.  The leases, which require the Company to pay property taxes and maintenance,  expire on December 31, 2010, January 23, 2011, October 25, 2011, November 1, 2011 and April 15, 2016. For the years ended December 31, 2009 and 2008, building rent expenses were $483,112 and $420,691, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which is included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with PHI Group, Inc. For the years ended December 31, 2009 and 2008, the Company recorded management fees of  $24,000 for each year.

Future minimum operating lease payments for long term operating leases are as follows:

Year Ending December 31,	Total Lease
2010	$497,112
2011	$82,445
2012	48,000
2013	48,000
2014	48,000
Thereafter	62,000

Total	$785,557

Long term land lease

Cavico Tower, a subsidiary of the Company has a land lease agreement which expires year 2055 in Hanoi.  The annual lease payment is $2,953.  Future minimum  lease payments relating to this lease are as follows:

Year Ending December 31,	Total Lease
2010	2,953
2011	2,953
2012	2,953
2013	2,953
2014	2,953
Thereafter	121,073
Total	$135,838

Environmental Remediation Costs

The Company had no environmental remediation obligation under the current regulation in Vietnam as of December 31, 2009 and 2008.

Tax Liabilities

The Company filed its tax returns based on the subsidiaries’ income and loss. The final tax liability will be determined by the tax authority of Vietnam.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position.

Credit Limit on Notes

The Company maintains approximately $45.3 million in short term lines of credit with various banks. The average interest rate on these lines of credit is 11.4%, although it may vary based on market conditions. These credit lines mature throughout 2009 and management expects to renew and extend its credit lines as they become due. As of December 31, 2009 and 2008, the outstanding balances were $33,606,015 and $27,213,250, respectively.

Contract under Guarantee

The Company has several contracts under guarantee.  These guarantees are made through the banks to meet certain conditions under the contracts with customers. The Company pays the guarantee fees to banks, normally 1.0% to 2% annually of guaranteed amount. These fees are recorded in general and administrative expenses. For the years ended December 31, 2009 and 2008, these fees totaled $321,639 and $347,168, respectively.

The Company has guaranteed a loan with line of credit for approximately $3.8 million and $5.6 million for Cavico Mining, an equity investment entity, as of December 31, 2009 and December 31, 2008, respectively. The loan balances as of December 31, 2009 and December 31, 2008 were $3,337,129 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $7,070,665 and $3,826,533 as of December 31, 2009  and December 31, 2008, respectively and payable to Cavico Mining for $1,190,716 and $155,347 as of December 31, 2009  and December 31, 2008, respectively.

NOTE 16 - NOTES PAYABLE
Notes payable consisted of the following at December 31, 2009 and 2008:
	2009	2008
Notes payable to Hanoi Building Commercial Joint Stock Bank*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from January 21, 2010 to December 31, 2010.	$5,570,194	$5,721,798

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 15, 2010 and June 25, 2012	125,132	1,452,718

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 10.5% and 11.5%, matures on August 31, 2010 and September 28, 2012.	3,728,889	3,571,408

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from January 11, 2010 to November 22, 2010.	5,501,474	5,359,843

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	780,001	830,801

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 10.5%, matures on June 28, 2010 and July 14, 2010.	1,011,468	837,859

Notes payable toMilitary Commercial Joint Stock Bank, secured by machinery, equipment, annual interest rates ranging from 10.5% to 15%, maturity dates ranging from December 31, 2010 to May 17, 2017	2,715,668	3,187,975

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009, Currently negotiating to extend maturity date to June 30, 2010	1,950,839	2,061,612

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from January 22, 2010 to October 29, 2010.	9,841,978	9,679,137

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 10.5% and 11.5%, maturity dates ranging from October 25, 2010 to September 11, 2013.	1,091,268	1,103,440

Notes payable to Agribank - Southern Hanoi Branch, secured by machinery and equipment, annual interest rate of 18%, matures on December 17, 2009.	-	493,756

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 12%, matures on September 21, 2010.	26,369	186,085

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	38,627	77,576

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on April 24, 2010 and June 30, 2010	4,867,475	3,715,132

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on September 7, 2012.	2,166,399	1,938,877

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matured on November 1, 2009, paid off on February 5, 2010.	62,892	125,366

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	514,666	676,423

Notes payable to VID Public Bank*, unsecured, annual interest rate of 10.5%, matures on June 10, 2010	2,787	8,835

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 10.5%, matures on September 14, 2012	26,113	37,845

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 10.5%, matured on January 7, 2010, paid off on April 5, 2010.	557,383	589,032

Notes payable to Petroleum Financial Company*, unsecured, annual interest rate of 10.8%, matured on December 31, 2008..	-	543,264

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010. Currently negotiating to extend maturity date to June 30, 2010.	40,277	127,693

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 10.08%, matures on April 23, 2010.	1,672,148	1,178,064

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on March 18, 2010	65,034	618,484

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 12%, maturity dates ranging from January 8, 2010 to November 30, 2010.	5,733,534	4,492,027

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011 and July 31, 2012.	932,966	1,269,198

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 10.5%, matures on June 23, 2010	389,792	200,271

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matured on December 16, 2009, paid off on March 29, 2010.	40,620	47,123

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 10.5% and 15.2%, matures on October 27, 2011 and April 3, 2012.	69,208	84,781

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on July 20, 2011	28,751	14,726

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	57,768	-

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on February 23, 2009 and June 26, 2010. Currently negotiating to extend maturity date to April 30, 2010.	1,835,140	-

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, matures on January 21, 2010	282,660	-

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5%, matures on July 4, 2010 and September 23, 2012	176,969	-

Notes payable to VIB – Lam Dong, unsecured, annual interest rate of 10.5%, matures on December 31, 2010	274,529	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2010 and December 31, 2012	7,936,194	4,305,481

Total Notes Payable	$60,115,212	$54,536,630

ST Note payable and current portion of LT notes, weighted average interest rates of 11.4% for 2009 and 15.7% for 2008	$54,740,704	$46,813,145

Long-term Notes Payable	$5,374,508	$7,723,485

*  The bank must approve all funding and controls the use of funds.

Future maturities on long-term debt as of December 31 are as follows:
2010	$54,740,704
2011	2,424,980
2012	1,580,779
2013	520,160
2014	263,085
Thereafter	585,504
$60,115,212

As of December 31, 2009, the amounts of long-term and short term notes payable are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $194,634 and $334,196, short term advances of $790,049 and $714,658 and long-term advances of $55,738 and $0 from various officers and directors of the Company as of December 31, 2009 and 2008, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $9,896 and $20,520 to officers and directors of the Company as of December 31, 2009 and 2008, respectively.

The Company had loans payable to officers and directors of $220,091 and $208,667 as of December 31, 2009 and 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

The Company has guaranteed a loan with line of credit for approximately $3.8 million and $5.6 million for Cavico Mining, an equity investment entity, as of December 31, 2009 and December 31, 2008, respectively. The loan balances as of December 31, 2009 and December 31, 2008 were $3,337,129 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $7,070,665 and $3,826,533 as of December 31, 2009  and December 31, 2008, respectively and payable due to Cavico Mining for $1,190,716 and $155,347 as of December 31, 2009  and December 31, 2008, respectively.

NOTE 18 - STOCKHOLDERS’ EQUITY

On August 19, 2009, the Company affected a reverse stock split on a 40-for-1 basis. The effect has been reflected retroactively in the historical financial statements.

Preferred Stock

The Company has 25,000,000 authorized shares of blank check Preferred Stock with $0.001 par value. As of December 31, 2009 and 2008, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of December 31, 2009 and 2008, 3,274,942 shares were issued, 3,047,795 shares were outstanding.

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

2008 Stock Compensation Plan

In March 2009, the Board approved the 2008 Stock Award and Incentive Plan which was subsequently approved by at a special meeting of shareholders on April 27, 2009.  The purpose of this Stock Award and Incentive Plan is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants financial incentives directly linked to shareholder value.

The maximum number of shares that may be issued pursuant to incentive stock options granted under the plan is 1,250,000.  The maximum number of shares of our common stock that may be issued per individual pursuant to awards granted under the Stock Award and Incentive Plan is 125,000. Options may be of two types: Incentive Stock Options and Nonqualified Options. The Award Agreement for an Option shall indicate whether the Option is intended to be an Incentive Stock Option or a Nonqualified Option; provided, that any Option that is designated as an Incentive Stock Option but fails to meet the requirements, and any Option that is not expressly designated as intended to be an Incentive Stock Option will be treated as a Nonqualified Option. The option exercise price per share will be determined by the Committee and set forth in the applicable Award Agreement, and will not be less than the Fair market value of a share of the Common Stock on the applicable grant date.  The term of each option will be fixed by the Committee, but will not exceed 10 years from the grant date.  Options will be exercisable at terms and conditions determined by the Committee.

The Committee can issue Restricted Stock certificates to participant with an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award with a condition for the vesting or transferability of an Award of Restricted Stock upon the continued service of the applicable participant or the attainment of performance goals. The conditions for grant, vesting, or transferability and the other provisions of Restricted Stock Awards need not be the same with respect to each participant. The participant will have, with respect to Shares of Restricted Stock, all of the rights of a shareholder of the Company holding the class or series of Common Stock that is the subject of the Restricted Stock, including, if applicable, the right to vote the shares and the right to receive any dividends and other distributions.

As of the issuance date of the report, there are no awards granted under the Stock Award and Incentive Plan.

NOTE 19- INCOME TAX

Pursuant to the tax laws of Vietnam, general enterprises are subject to income tax at an effective rate of 25%. Each subsidiary files a separate tax return in Vietnam.

In addressing the realizability of deferred tax assets, management considers whether is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

The principal components of the Company’s income tax provision at December 31, 2009 and 2008 are as follows:

	2009	2008
Current Taxes:
US Federal	$-	$-
US State	-	-
Vietnam	447,295	(2,392,347)
Total	$447,295	$(2,392,347)
Deferred Taxes:
US Federal	-	-
US State	-	-
Vietnam	-	-
Total	$-	$-

The principal components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
U.S. operations loss carry forward at statutory rate	$1,049,976	$626,590
Non-U.S. operations loss carry forward at statutory rate	1,694,393	1,318,920
Total	$2,744,369	$1,945,510
Less Valuation Allowance	(2,744,369)	(1,945,510)
Net Deferred Tax Assets	$-	$-
Change in Valuation allowance	$798,860	$65,077

A reconciliation of the statutory federal and state tax in the United States and Vietnam income tax rates to the Company’s effective tax rates is as follows:

	2009	2008
Tax on income/loss using federal income tax rate	$(1,713,668)	$(332,187)
Foreign tax rate difference	453,618	58,621
Permanent difference	2,506,205	844,624
PY accrual reversed in CY	-	(2,898,328)
Change in valuation allowance	(798,860)	(65,077)
Total	$447,295	$(2,392,347)

At December 31, 2009 and 2008, the Company had net operating loss carry forwards from US operation of $3,088,164 and $1,842,911, respectively. Since the Internal Revenue Code limits the availability of net operating losses that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company, the Company reserved 100% of the losses from US operation as this tax asset will not be realized.

At December 31, 2009 and 2008, the Company had net operating loss carry forwards from Vietnam of approximately $6,777,574 and $4,710,427, respectively, which were derived from subsidiaries with operating losses and will be available to offset future taxable income.

These net operating loss carry forwards expire through year 2015. The Company has established a valuation allowance against its deferred tax asset, due to the uncertainty of the realization of the asset. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

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

NOTE 20- SEGMENT REPORTING

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$52,575,960	$8,514,762	$-	$61,090,722
Operating income/(loss)	(81,055)	139,758	(1,623,499)	(1,564,796)
Total Assets	86,352,883	6,926,933	22,585,166	115,864,982
Capital Expenditure	6,742,507	356,094	12,570	7,111,171
Interest Income	-	-	413,741	413,741
Interest Expense	169,108	600,778	1,833,800	2,603,686
Depreciation/Amortization	4,695,724	60,847	229,965	4,986,536

Following is a summary of segment information for the year ended December 31, 2008:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$47,501,672	$4,435,264	$-	$51,936,936
Operating income/(loss)	3,750,877	(80,161)	(2,708,844)	961,872
Total Assets	47,157,104	4,686,363	47,657,423	99,500,890
Capital Expenditure	9,539,869	289,119	2,036,510	11,856,498
Interest Income	-	-	912,430	912,430
Interest Expense	63,032	436,532	2,034,498	2,534,062
Depreciation/Amortization	4,633,894	77,997	108,663	4,820,554

NOTE 21 – OFFERING

On January 12, 2009, the Company engaged Rodman & Renshaw, LLC as the Company’s exclusive advisor in connection with the proposed Offering or any other debt or equity financing for a term of 12 months. The Offering consists of  sale of approximately $15 million worth of common stock of the Company. The Underwriting Agreement provides that the Company will grant to Rodman an option, exercisable within 45 days after the closing of the Offering to acquire up to an additional 15% of the total number of shares to be offered by the Company in the Offering to cover over-allotments. The Company paid $25,000 advance which will be applied against the non-accountable expense allowance equal to 1% of the public offering price. In addition, Rodman is entitled to the delivery of $100 option, if requested, at closing to purchase additional shares of common stock equal to 5% of the total number of shares sold pursuant to the Offering. The Underwriter’s option will be exercisable during the four year period commencing one year from the closing at the price per share equal to 125% of the public offering price per share at the Offering. The Underwriter’s warrant will provide for registration rights and customary anti-dilution provisions. As of this date, the Offering has not been closed.

NOTE 22 – SUBSEQUENT EVENT

On February 11, 2010, the Securities Purchase Agreement between the Company, Cavico Vietnam, the Company’s wholly-owned subsidiary, and Cavico Mining and Construction JSC (“Cavico Mining”), to purchase a total of 4,000,000 shares of Cavico Mining at VND16,894 per share, which is approximately $0.94 per share based on current exchange rates, in exchange for debt owed to Cavico and its subsidiaries by Cavico Mining,  was consummated. The purpose of the acquisition of an additional 4,000,000 shares of Cavico Mining to own over 50% of Cavico Mining’s common stock was to enable the Company to include Cavico Mining in the consolidated financial statements on a going forward basis.

The following table presents summary unaudited pro forma consolidated financial data for the years ended December 31, 2009 and 2008 that give effect to the purchase of a controlling interest in Cavico Mining . The unaudited pro forma consolidated statement of operations data for the year ended December 31, 2009 and 2008 give effect to the Cavico Mining Acquisition as if it had occurred at the beginning of the respective years, and the unaudited pro forma consolidated balance sheet data at December 31, 2009 give effect to the Cavico Mining Acquisition as if it had occurred on December 31, 2009.

Pro Forma Statement of Operations Data Summary:

	Pro Forma Year Ended December 31, 2009	Year Ended December 31, 2009	Pro- Forma Year Ended December 31, 2008	Year Ended December 31, 2008
	(unaudited)		(unaudited)
Sales	$62,895,075	$61,090,722	$58,006,269	$51,936,936
Cost of sales	56,185,961	55,303,582	48,712,916	44,402,887
Gross Profit	6,709,114	5,787,141	9,293,353	7,534,049
Operating Expenses	8,502,442	7,351,936	6,980,042	6,572,177
Income (loss) from operations	(1,793,328)	(1,564,796)	2,313,311	961,872
Net Income (loss)	(4,639,821)	(4,761,994)	769,630	631,816

Pro Forma Balance Sheet Data Summary;

	Pro Forma, as adjusted December 31, 2009	December 31, 2009	December 31, 2008
	(unaudited)
Assets	$127,438,682	$115,864,982	$99,500,890
Liabilities	113,233,173	106,609,682	86,540,479
Noncontrolling Interest	12,792,890	8,421,218	9,715,228
Cavico Corp.’s Stockholders’ Equity	1,412,619	834,082	3,245,183
Total Stockholders' Equity	14,,205,509	9,255,300	12,960,411
Liabilities, Noncontrolling Interest and Stockholders’ Equity	$127,438,682	$115,864,982	$99,500,890

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 15, 2008, we dismissed Jaspers + Hall PC (“Jaspers + Hall”) as our independent certified public accountant. Effective April 15, 2008, we engaged PMB Helin Donovan, LLP (“PMBHD”), as our independent certified public accountant. Our decision to dismiss Jaspers + Hall and retain the PMBHD was approved by our Board of Directors on April 15, 2008. In October 2008, the PCAOB revoked the registration of Jaspers + Hall.  As a result, the financial statements for the fiscal year ended December 31, 2007 were re-audited by PMBHD to be included in our filing with the Commission.

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

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. As a result of material adjustments to our financial statements for the years covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness in our internal control over financial reporting is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

•	We lack an effective and efficient period end close the books process to timely prepare for audits and financial reporting deadlines.
•	We lack an effective period-end financial statement reconciliation process to transition from Vietnamese Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
•	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese accounting standards to GAAP.
•
We lack sufficient  accounting personnel that have appropriate knowledge of GAAP to fully implement  our transition to GAAP and we were required to record material adjustments to the December 31, 2009 and 2008 financial statements to bring them into compliance.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities.    We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Vietnamese accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.  We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Current Position/Office	Position Held Since
Ha Quang Bui	46	CEO/Chairman	April 28, 2006
Hung Manh Tran	47	Executive Vice-President/Director	April 28, 2006
Timothy Pham	43	Vice-President/Director	April 28, 2006
Hieu Van Phan	45	Vice-President	April 28, 2006
Hai Thanh Tran	47	Vice-President	April 28, 2006
Giang Linh Bui	38	Vice-President	April 28, 2006
Tuan Duong Hoang	46	Director	May 2007
Thanh Binh Huynh	54	Director	May 2007
Madhava Rao Mankal	59	Director	October 2007
June Kim	54	Chief Financial Officer	September 3, 2009
Philip Bolles	66	Director	November 13, 2009

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

Madhava Rao Mankal. Madhava Rao Mankal has been a director of Cavico Corp. since October 2007. He has been Chief Financial Officer and Secretary and a Director of Medina International Holdings, Inc., a manufacturer of boats since November 2004. Also, Mr. Mankal has been Chief Financial Officer, Secretary and Treasurer of Genesis Companies Group, Inc., Company formed to develop Laser stripping equipment since March 2006. Mr. Mankal served as President of Force Protection Inc., manufacturer of mine detecting vehicles, from January 2002 to September 2003 and Chief Financial Officer from May 1999 until September 2003.  In addition, he served on the Board of Directors of that entity from December 2001 to September 30, 2004. He has over 30 years experience in finance and accounting and holds accounting certifications from India and the United States. He has a Bachelors Degree in commerce from Bangalore University.

June Kim. June Kim has been the Chief Financial Officer of Cavico Corp. since September 2009 after serving as a director and member of the audit committee from April 2009 to August 2009.  Prior to accepting the position of Chief Financial Officer, she worked for PHI Group, Inc. (formerly Providential Holding, Inc.) from July 2007 to August 2009 as a consultant. She prepared annual and quarterly SEC filings for public companies and assisted auditors for audits and reviews.  Prior to joining PHI Group, Inc., she worked for Stonefield Josephson, a CPA firm, as audit manager from August 2005 through March 2007 and Kabani & Company, Inc., a CPA firm, as a full time audit manager from February 2000 to June 2005.  She is a Certified Public Accountant and holds CPA licenses in the state of Washington and California. She graduated with a Bachelor of Science in accounting degree in 1980 from California State University.

Philip Bolles. Philip Bolles has been a director of Cavico Corp. since November 2009.  He has been a consultant providing services related to business combinations, financial reconstructions, and GAAP and SEC reporting compliance to a variety of public companies and private companies preparing to register as public companies for the past fifteen years,. From 2007 to 2008 he served as Chief Financial Officer for Retail Pro, Inc.  Mr. Bolles holds a Bachelor of Science degree in Accounting, with Honors from the University of San Diego.

Messrs. Ha Quang Bui and Giang Linh Bui are brothers.

Director Compensation

Effective March 9, 2009, each board member is entitled to receive $2,500 per quarter for director fee, $500 per meeting fee and $300 per telephone meeting fee. A chairman of the board is entitled to receive $10,000 per quarter. Each chairman of committee will receive $2,000 per quarter.

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2009.

Name	Fees earned or paid in cash($)		Stock Awards ($)	Option Awards ($)	Total ($)
Tuan Duong Hoang	$13,500		$-	$-	$13,500
Thanh Binh Huynh	$13,500		$-	$-	$13,500
Madhava Rao Mankal	$14,400		$-	$-	$14,400
Philip Bolles	$2,500	*	$-	$-	$2,500
*Started November 2009

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

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Executive Officer/Chairman	$76,924	(1)
June Kim	Chief Financial Officer	$123,600	(5)
Hung Manh Tran	Executive Vice-President/Director	$62,549	(2)
Hieu Van Phan	Vice-President	$44,479	(3)
Hai Thanh Tran	Vice-President	$48,195	(3)
Giang Linh Bui	Vice-President	$26,198	(3)
Timothy Pham	Vice-President/Director	$60,000	(4)(5)

(1)	$70,000 payable by Cavico Corp and $6,924 payable by Subsidiaries of Cavico Corp. He is also entitled to receive $10,000 per quarter for board chairmanship fees effective March 9, 2009.
(2)	$40,000 payable by Cavico Corp and $22,549 payable by Subsidiaries of Cavico Corp. He is also entitled to receive $2,500 per quarter for director fee effective March 9, 2009.
(3)	Payable by Subsidiaries of Cavico Corp.
(4)	He is also entitled to receive $2,500 per quarter for director fee effective March 9, 2009.
(5)	Payable by Cavico Corp.

Incentive Plans

In March 2009, the Board approved the Cavico Corp. Stock Award and Incentive Plan which was subsequently approved by at a special meeting of shareholders on April 27, 2009. The purpose of the Cavico Corp. Stock Award and Incentive Plan is to give us a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide us with an incentive plan that gives officers, employees, directors, and consultants.

The maximum number of shares that may be issued pursuant to incentive stock options granted under the plan is 1,250,000. The maximum number of shares of our common stock that may be issued per individual pursuant to awards granted under the Cavico Stock Award and Incentive Plan is 125,000. As of the date hereof, there are no awards granted under this the Cavico Stock Award and Incentive Plan.

Committees of the Board

Our Board of Directors has established an Audit Committee, Compensation Committee, a Nominating Committee and Governance Committee.

The functions of the Audit Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; and (ii) to consider and review other matters relating to the financial and accounting affairs of the Company. The Audit Committee consists of Messrs. Madhava Rao Mankal (Chairman and considered independent under the Nasdaq rules), Tuan Duong Hoang and Philip Bolles.

The functions of the Compensation Committee are: (i) reviewing and approving the amounts and types of compensation to be paid to the Company's executive officers and the non-employee directors; (ii) reviewing and approving all bonus and equity compensation to be paid to other Company employees; and (iii) administering the Company's stock-based compensation plans. The Compensation Committee consists of Messrs. Thanh Binh Huynh (Chairman and considered independent under the Nasdaq rules Tuan Duong Hoang and Philip Bolles.

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

Code of Ethics

On July 31, 2009,  we have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all directors and executive officers, which includes the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or Controller.  A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K and is available at www.cavicocorp.com, our website.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s Chief Executive Officer for the years ended December 31, 2009, 2008 and 2007. Under the rules of the Securities and Exchange Commission no other individual is required to be included in the table.

SUMMARY COMPENSATION TABLE*

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	All Other Compensation ($)	Total ($)
Ha Quang Bui Chief Executive Officer/Chairman	2009		$76,924	15,424	-	-		$92,348
	2008		$77,246	-	-	-		$77,246
	2007		$75,398	-	-	-		$75,398
June Kim Chief Financial Officer	2009	(a)	$41,200	-	-	-	-	$41,200

* In accordance with the rules of the Securities and Exchange Commission, this table omits columns that are not relevant.
(a) Started September 2009

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 2009 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the other executive officers; and (iv) all Directors and executive officers of the Company as a group.

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

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class (1)

Ha Quang Bui Group 10, Ward Tu Lien, Tay Ho District, Ha Noi, Vietnam	252,095	(2)	8.3%

Hung Manh Tran 14A Alley 123A, Thuy Khue Street Thuy Khue Ward, Tay Ho District Ha Noi, Vietnam	73,690	(3)	2.4%

Hieu Van Phan No. 304, 24T2, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	54,665	(4)	1.8%

Hai Thanh Tran 34 Alley 178/1, Tay Son Square Trung Liet Ward, Dong Da District Ha Noi, Vietnam	48,373	(5)	1.6%

Timothy Dac Pham 14721 Wilson Street Midway City, CA 92647	7,675	(6)	*

Giang Linh Bui No. 1103, 17T1, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	64,093	(7)	2.1%

Tuan Duong Hoang 26 Warwick St., Killara, NSW 2071,Australia	20,768		*

Thanh Binh Huynh 262 Beach Road Bay Farm Island, CA 94502	5,000	(8)	*

Madhava Rao Mankal 7476 Sungold Ave. Corona, California 92880	1,250		*

All Officers and Directors as a group	527,609		17.3%

*   Less than one percent.

(1)	Based upon 3,047,795shares outstanding as of December 31, 2009.
(2)	Includes 109,535 shares held by Mr. Bui’s wife.
(3)	Includes 6,300 shares held by Mr. Tran’s wife.
(4)	Includes 5,000 shares held by Mr. Phan’s wife.
(5)	Includes 9,183 shares held by Mr. Tran’s wife.
(6)	Shares held by Mr. Pham’s wife.
(7)	Includes 9,353 shares held by Mr. Bui’s wife.
(8)	Shares held by Mr. Huynh’s wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, since January 1, 2006, there has been no transaction, and there is no currently proposed transaction with any executive officer, director or 5% or greater stockholder of the Company or any affiliate or immediate family member of any such person in which the Company was or is to be a participant and the amount involved exceeds $120,000.

Cavico Vietnam, our wholly-owned subsidiary, had a loan payable to Mr. Ha Quang Bui, our Chief Executive Officer, a balance of $87,249 at December 31, 2009. The loan was originated in January 2008 and renewed for second times a one-year term in January 2010. The highest loan balance owed by Cavico Vietnam to Mr. Bui was $458,673 on March 31, 2008. This loan had an annual interest rate of 12%. Cavico Vietnam, our subsidiary, borrowed on December 1, 2006 from Ms. Ty Thi Pham, vice-chairman of Cavico Vietnam, at an interest rate of 12%. The highest loan balance owed by Cavico Vietnam to Ms. Pham was $1,246,883, as of December 31, 2006. This loan was paid off during the year ended December 31, 2007 with interest payment of $132,551.

Our subsidiaries made advances of $790,049 and $714,658 to their officers and directors as of December 31, 2009 and December 31, 2008, respectively. Advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. Our subsidiaries had other payables of $9,896 and $20,520 to their officers and directors as of December 31, 2009 and December 31, 2008, respectively.

We had loans receivable of $194,634 and $334,196 from their officers and directors as of December 31, 2009 and December 31, 2008, respectively. These loans were made with no interest, not secured and due on demand.

Our subsidiaries had loans payable to their officers and directors of $220,091 and $208,667 as of December 31, 2009 and December 31, 2008, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 24%.

We had investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC. These entities share common directors with the Company. Tour Zones Investment and Construction JSC owns 6.4% of Cavico Luong Son JSC, a subsidiary of which Cavico Vietnam owns the remaining 93.6%.

The Company has guaranteed a loan with line of credit for approximately $3.8 million and $5.6 million for Cavico Mining, an equity investment entity, as of December 31, 2009 and December 31, 2008, respectively. The loan balances as of December 31, 2009 and December 31, 2008 were $3,337,129 and $2,128,859, respectively. The Company also had a receivable from Cavico Mining for $7,070,665 and $3,826,533 as of December 31, 2009 and December 31, 2008, respectively and payable due to Cavico Mining for $1,190,716 and $155,347 as of December 31, 2009 and December 31, 2008, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

The following table sets forth fees billed to us by PMB Helin Donavan, LLP for professional services rendered for 2009 and 2008:

	2009	2008
Audit Fees (including interim 404 audit fees in 2009 and quarterly reviews)	$286,000	$410,000
All Other Fees	$164,000	$-

Total	$450,000	$410,000

These fees were approved by audit committee.

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2009 and 2008, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by PMB Helin Donavan, LLP in connection with regulatory filings or engagements for the relevant fiscal years.

All Other Fees

This category includes the aggregate fees billed during the fiscal year 2009, for services by PMB Helin Donavan, LLP related to filing of our registration statements.

Policy for Approval of Audit and Non-audit Services

The chairman of the audit committee, who is delegated by our audit committee, has the authority to grant pre-approvals of non-audit services provided by PMB Helin Donavan, LLP. The audit committee has adopted an approval policy which describes the procedures and the conditions pursuant to which the audit committee may grant general pre-approval for services proposed to be performed by our independent accountants.

In determining whether to approve a particular audit or non-audit service, the audit committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The audit committee will also consider whether the independent accountant is best qualified to provide the most effective and efficient service to our company.

During fiscal year 2009, PMB Helin Donavan, LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets	— December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income	— For the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows	— For the years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity	— For the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm

Index to Exhibits~~*~~

Exhibit No.	Description

1.1	Form of Underwriting Agreement(2)
2.1	Asset Purchase Agreement, dated April 18, 2006(1)
3.3	Bylaws(1)
3.4	Amended and Restated Certificate of Incorporation (3)
3.5	Certificate of Designation of Series A Preferred Stock (7)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (5)
10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui(1)
10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui(1)
10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran(1)
10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan(1)
10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran(1)
10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham(1)
10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.(1)
10.9	Loan Agreements with Thi Ty Pham (3)
10.10	Loan Agreement with Ha Quang Bui (3)
10.11	Revised Loan Agreement with Ha Quang Bui (4)
10.12	Employment Agreement, dated September 3, 2009, between the Company and June Kim (6)
14.1	Code of Ethics*
21	Subsidiaries*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed October 23, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 22, 2009.

(3)	Incorporated by reference to the Company’s Amendment No.1 to the Registration Statement on Form S-1 filed July 9, 2009.

(4)	Incorporated by reference to the Company’s Amendment No.2 to the Registration Statement on Form S-1 filed August 6, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2009.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2009.

(7)	Incorporated by reference to the Company’s Amendment No.4 to Registration Statement on Form S-1 filed September 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2010.

CAVICO CORP.

By:	/s/ Ha Quang Bui
Ha Quang Bui, Chairman and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ Ha Quang Bui	Chairman and Chief Executive Officer Principal Executive Officer	April 15, 2010
Ha Quang Bui
Chief Financial Officer
/s/ June Kim	Principal Financial Officer	April 15, 2010
June Kim

/s/ Bao Quoc Tran	Principal Accounting Officer	April 15, 2010
Bao Quoc Tran

/s/ Hung Manh Tran	Executive Vice-President/Director	April 15, 2010
Hung Manh Tran

/s/ Timothy Pham	Vice-President/Director	April 15, 2010
Timothy Pham

/s/ Madhava Rao Mankal	Director	April 15, 2010
Madhava Rao Mankal

/s/ Tuan Duong Hoang	Director	April 15, 2010
Tuan Duong Hoang

/s/ Thanh Binh Huynh	Director	April 15, 2010
Thanh Binh Huynh