Form 10-Q
period 2010-03-31
Cavico Corp
filed 2010-05-17
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended MARCH 31, 2010
  OR

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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of  May 14, 2010.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

INDEX

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining and Construction JCS (“Cavico Mining”) entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. This Stock Purchase Agreement was consummated on February 11, 2010. As a result, the Company owns 50.24% of the total issued and outstanding ordinary shares of Cavico Mining and Cavico Mining is included in the unaudited consolidated financial statements for the period ended March 31, 2010.

The income statement for the period ended March 31, 2010 includes the financial data  of Cavico Mining as if Cavico Mining was consolidated at the beginning of the period, January 1, 2010.  The Company evaluated the effects of the consolidation of Cavico Mining on its current period income statement and has determined that there is no material effect to the Company’s consolidated financial statements taken as whole for the period ended March 31, 2010. The income statement and the effect of consolidation for Cavico Mining for the month of January 2010 are presented as follows;

Revenue (before consolidating elimination)	$796,057
Cost of goods sold (before consolidating	669,685
Gross profit	126,372
Operating Expenses:
General & administrative expenses	49,993
Total income from operations	76,379
Other income (expenses):
Interest expense	(1,002)
Interest income	50
Income before income taxes	75,427
Income taxes expenses	18,857
Net income (before consolidation adjustment)	$56,570

Income attributable to non-controlling interest (74.45%)	$42,116
Income attributable to Cavico under equity method (25.55%)	$14,454

Income attributable to non-controlling interest in consolidation (49.76%)	$28,149
Income attributable to Cavico (50.24% )	$28,421

Difference in income attributable to Cavico from consolidation	$13,967

The difference in the income attributable to Cavico from consolidation at January 1, 2010 does not have material effect on net income (loss) for the period ended March 31, 2010.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

Current Assets:
Cash	$3,332,279	$2,391,316
Investments, available for sale	2,724,697	2,711,912
Equity method investment in Cavico Mining	-	1,239,851
Accounts receivable -trade- net	15,861,299	15,809,989
Receivable – other	9,158,328	10,550,284
Inventory	4,127,236	4,114,075
Work in process	29,673,180	25,881,123
Receivables from and advances to related parties	1,128,750	984,684
Other current assets	2,221,636	2,205,915
Total current assets	68,227,405	65,889,149

Fixed Assets:
Land and building development costs	10,440,161	11,018,893
Temporary housing assets	535,508	266,632
Machinery and equipment	27,315,679	24,355,935
Vehicles	12,116,448	7,268,114
Office and computer equipment	775,986	727,362
	51,183,782	43,636,936
Less accumulated depreciation	(21,904,934)	(15,387,540)
Net fixed assets	29,278,848	28,249,396

Intangible Assets:
Goodwill	936,682	727,073
Licenses – net	780,266	255,875
Net intangible assets	1,716,948	982,948

Other Non Current Assets:
Investments, cost method	3,613,536	2,495,536
Long-term retention receivables	12,955,560	11,400,629
Prepaid expenses	2,285,246	1,606,973
Long-term work in process	10,959,814	3,054,564
Long-term advances related parties	53,926	55,738
Other assets	1,823,097	2,130,049
Total other assets	31,691,179	20,743,489

TOTAL ASSETS	$130,914,380	$115,864,982

LIABILITIES

Current Liabilities:
Accounts payable	$17,263,420	$16,432,092
Accounts payable – related parties	20,840	9,896
Accrued expenses	7,774,223	6,722,643
Advances from customers	8,663,798	6,887,558
Payable to employees	2,958,231	4,215,547
Notes payable - current	62,140,440	54,740,704
Notes payable - related parties	203,579	220,091
Current portion of capital lease obligations	287,335	289,199
Total current liabilities	99,311,866	89,517,730

Long-Term Liabilities:
Long-term advances from customer	11,425,685	10,858,809
Capital lease obligations – long-term	1,008,897	858,635
Long-term debt	5,889,994	5,374,508
Total long-term debt	18,324,576	17,091,952

TOTAL LIABILITIES	117,636,442	106,609,682

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 shares issued and 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(12,519,737)	(11,400,322)
Accumulated other comprehensive income (loss)	(1,819,588)	(1,388,509)
Total Cavico Corp. stockholders' equity (deficit)	(716,412)	834,082
Non-controlling interest	13,994,350	8,421,218
Total stockholders’ equity	13,277,938	9,255,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,914,380	$115,864,982

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Revenues:
Civil construction	$10,080,570	$9,968,577
Mining construction	767,346	-
Commercial activities	3,754,390	1,885,665
Total revenue	14,602,306	11,854,242

Cost of Goods Sold:
Civil construction	9,112,185	7,857,474
Mining construction	743,720	-
Commercial activities	3,420,957	1,634,088
Total cost of goods sold	13,276,862	9,491,562

Gross Profit	1,325,444	2,362,680

Operating Expenses:
Selling expenses	138,835	18,319
Bad debt expenses	222,290	-
General & administrative expenses	1,754,913	1,443,525
Total operating expenses	2,116,038	1,461,844

Total income(loss) from operations	(790,594)	900,836

Other income (expenses):
Gain on disposal of assets	-	8,193
Other income (expense)	16,210	(16,569)
Income from investment in Cavico Mining	-	24,747
Gain (loss) on foreign currency exchange	(12,654)	65,500
Gain on investment at acquisition	154,159	-
Interest income	24,295	45,617
Interest expense	(400,500)	(457,041)
Total other income ( expense)	(218,490)	(329,553)

Income(loss) before income taxes and minority interest	(1,009,084)	571,283

Income taxes expenses	(196,938)	(226,214)

Net income (loss)	(1,206,022)	345,069

Net income attributable to noncontrolling interest	(279,165)	(204,865)

Net income(loss) attributable to Cavico Corp.	$(1,485,187)	$140,204

Other comprehensive income:
Unrealized loss on investments available for sale	(118,637)	(99,370)
Foreign currency translation adjustment	(1,113,801)	26,396
Comprehensive income(loss)	$(2,438,460)	$272,095
Comprehensive income(loss) attributable to the noncontrolling interest	(522,194)	199,402
Comprehensive income(loss) attributable to Cavico Corp	$(1,916,266)	$72,693

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	3,047,795
Net income per common share-basic and diluted	$(0.49)	$0.05

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income(loss)	$(1,206,022)	$345,069
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization	1,487,700	1,163,038
Changes in provisions	222,290	-
Gain on sale of fixed assets	-	(8,193)
Income from investment in Cavico Mining	-	(24,747)
Gain on investment at acquisition	(154,159)
(Gain)loss on foreign currency exchange	12,655	(65,500)
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(4,970,360)	(3,513,491)
Decrease (Increase )in inventory	430,101	(82,324)
Increase in construction WIP	(3,493,625)	(3,586,606)
Decrease in other assets	203,019	110,547
Increase in advances from customer	2,098,249	2,715,549
Decrease in payable to employees	(1,130,997)	(1,600,510)
Increase in accounts payables and accrued expenses	2,519,975	3,556,123
Total adjustments	(2,775,152)	(1,336,114)
Net Cash Used in Operating Activities	(3,981,174)	(991,045)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(98,795)	(911,334)
Cash acquired in the acquisition of a subsidiary	116,401
Purchase of investments in nonconsolidated companies and joint stock company	(747,796)	(32,402)
Proceeds from sales of fixed assets		9,216
Proceeds from withdrawals of investments	40,518	-
Net Cash Used in Investing Activities	(689,672)	(934,520)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	711,391	2,946
Dividends paid to minority interest	(83,846)	(62,972)
Proceeds from notes payable	25,413,294	21,567,919
Proceeds from notes payable - related parties	7,995	19,192
Payments of notes payable	(20,176,475)	(19,175,495)
Payments of notes payable- related parties	(19,931)	(4,750)
Payments of capital leases obligations	(147,687)	(24,985)
Net Cash Provided By Financing Activities	5,704,741	2,321,855

Increase in Cash	1,033,895	396,290

Cash at Beginning of period	2,391,316	3,002,239
Effect of foreign currency translation	(92,932)	4,542

Cash at End of period	$3,332,279	$3,403,071

Supplemental Cash Flow Information:
Interest paid	$1,646,427	$1,406,984
Taxes paid	$22,184	$3,201

Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$322,054	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as equity method investments;
Accounts receivable and other current assets	$4,230,971	$-
Inventory	$496,043	$-
Construction Work in Progress	$10,471,178	$-
Other Assets	$1,067,308	$-
Accounts payable & Accrued expenses	$2,797,233	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports. Results of operations for the interim periods are not indicative of annual results.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which the Company is the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which the Company is the primary beneficiary. The Company is the primary beneficiary because the Company expects to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits received from these entities.  Loss generated from the entities in which the Company has less than fifty percent ownership shares was $303,826 and income of $30,110 for the periods ended March 31, 2010 and 2009, respectively.

All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	50% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%
Cavico Son La JSC	100%

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company (Cavico Mining) formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006, Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 80,610,060,000 (approximately $4.3 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 50.16% in 2006. In 2008, our percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.  As of December 31, 2009, the Company’s ownership in Cavico Mining  remained at 25.55%.

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result of the acquisition of an additional 4,000,000 shares of Cavico Mining to own 50.24% of Cavico Mining’s common stock, the Cavico Mining was included in the unaudited consolidated financial statements for the period ending March 31, 2010.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. The Company reserves balances as follows; 100% reserve: Accounts over 365 days with no activities during the year, 15% reserve for account over 365 days with activities during the year, 10% reserve for accounts balances over 271-365 days, and  5% reserve for accounts balances in 180-270 days. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2010 and December 31, 2009, the Company had a reserve for doubtful accounts of $1,210,710 and $751,940, respectively.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $4,749,753 and $3,133,416 at March 31, 20010 and December 31, 2009, respectively. The Company had $10,959,814 and $3,054,564 in long term work in process at March 31, 2010 and December 31, 2009, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of March 31, 2010 and December 31, 2009, the reserves against both long term and short term work in process were $1,719,873 and $640,616, respectively.

Advances

The Company advances to employees for salaries and business expenses. Since the employees traditionally choose to defer their salary payments to a later date, the Company pays the advances to employees throughout the year.  When the salary advances are not paid back, the Company has a right to offset against the salary payable amount. The advances not paid back within the agreed date are reviewed to determine if they need to be expensed or offset against the salaries payable. The advances for business expenses are charged to expenses when the employees turn in the expense report within one month from the date of expense incurred. If the advance amounts are not collectible, the Company can offset against employee payable. Advances are included in Receivable-Other. As of March 31, 2010 and December 31, 2009, the Company had a balance of $2,470,385 and $1,364,426, respectively.

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

Depreciation expense for the three-months ended March 31, 2010 and 2009 was $1,487,700 and $1,163,038, respectively.

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

Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The Company has recorded $12,955,560 and $11,400,629  as long term retention receivable at March 31, 2010 and December 31, 2009, respectively. The retention receivable is reviewed each month (at minimum each quarter) to determine if any account needs to be reserved when the collection of receivable is doubtful or when the future realization of WIP on the project into revenues is uncertain. The Company reserved for doubtful accounts of $29,866 and $57,157 as of March 31, 2010 and December 31, 2009.   To date, the Company has not incurred any warranty costs.

Concentration of Customer and Credit Risk

The Company generated 42% and 67% of total revenues from  major customers, in the periods ended March 31, 2010 and 2009, respectively. The accounts  receivable balance for these customers at March 31, 2010 and 2009 was $15,118,811 and $17,487,365, respectively.

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. The Company had $4,698,644 and $3,054,564 for the claims included in work-in-progress as of March 31, 2010 and December 31, 2009, respectively. In most of these claims, the work has been completed based on specification, but the pricing was not approved by the customer. During the periods ended March 31, 2010 and 2009, the Company recognized $1,659,305 and $689,879, respectively as revenue related to outstanding claims.  Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize the current increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $3,792,057 and $2,953,593, respectively for the period ended March 31, 2010 and 2009.

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $1,113,801 and unrealized gain of $26,396 for the three months ended March 31, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $118,637 and of $99,370 on investments available for sale for the three months ended March 31, 2010, and 2009, respectively.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. The reclassifications had no material impact on the Consolidate Financial Statements.

Recent Pronouncements

 In October 2009, the FASB issued ASU 2009-13 that revises accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

In October 2009, the FASB issued ASU 2009-14 to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements is excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

NOTE 3-   RECEIVABLE – OTHER

Other receivables at March 31, 2010 and December 31, 2009 by major classification were comprised of the following:

	March 31, 2010	December 31, 2009
Advances	$2,470,385	$1,364,426
Prepayments to suppliers	2,937,732	8,298,235
Other short-term receivable	3,750,211	887,623
Total	$9,158,328	$10,550,284

The advances to employees consist of salary advances to employees, loans to employees, and advances to employees for business related expenses. Under Vietnamese culture, some wages to employees are paid during the national holidays and other times of year. As of March 31, 2010 and December 31, 2009, the related payables to employees were $2,958,231 and $4,215,547. Salary advances area made to these employees during the year for living expenses.

NOTE 4 - INVENTORY

Inventories at March 31, 2010 and December 31, 2009  by major classifications, were comprised of the following:-

	March 31, 2010	December 31, 2009
Goods in transit	$323,290	$589,122
Material and supplies	2,817,942	2,456,457
Tools, instruments	118,961	106,666
Merchandises	892,582	968,585
Reserve	(25,539)	(6,755)
Inventory - net	$4,127,236	$4,114,075

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at March 31, 2010 and December 31, 2009 by major classifications were comprised of the following:

	March 31, 2010	December 31, 2009
Prepaid loan interest	-	15,373
Other prepaid expenses	639,829	608,295
Tools and instruments	571,107	679,313
Deductible Value Added Tax	482,624	382,132
Other current assets	528,076	520,802
TOTAL	$2,221,636	$2,205,915

Tools and instruments which do not meet the accounting policy to be classified in property and equipment are included in other current assets and amortized over 12 months. These amounts were $943,102 and $1,054,078 for the period ended March 31, 2010 and December 31, 2009, respectively. The remaining non-current prepaid expenses of $1,342,144 and $552,875 as of March 31, 2010 and December 31, 2009 are amortized over 2 to 4 years based on the benefiting periods. The Company recognized amortization expenses of $351,619 and $1,435,806 from these non-current prepaid expenses for the period ended March 31, 2010 and December 31, 2009, respectively and expects to incur approximately $1.5 million for the year 2010.

NOTE 6 – INVESTMENTS IN NON-CONSOLIDATED COMPANIES AND JOINT STOCK COMPANYIES

Equity Method Investment and Subsequent Consolidation — Cavico Mining and Construction JSC

The Company’s equity method investment amount was $1,239,851 as of December 31, 2009. The Company’s share of income and losses was 25.55% as of December 31, 2009. During the year ended December 31, 2009, the Company recorded loss of $141,477 as its proportionate share of loss in the joint stock company.

The following is the unaudited condensed financial position and results of operations of Cavico Mining as of December 31, 2009:

December 31,
2009
Financial position:
Current assets	$15,375,000
Property and equipment, net	3,444,000
Total assets	22,314,000
Liabilities	14,938,000
Equity	$7,376,000

Operations:
Net revenue	$8,987,000
Expenses	(8,740,000)
Interest income	317,000
Net income	$495,000

The above financial information does not include any inter-company adjustments and adjustments required under US GAAP related to reserves for uncollectible assets in the amount of $1,000,618.

Acquisition of Cavico Mining and Construction JSC Shares

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result of the acquisition of an additional 4,000,000 shares of Cavico Mining to own 50.24% of Cavico Mining’s common stock, Cavico Mining was included in the unaudited consolidated financial statements for the period ending March 31, 2010.

The purchase price is calculated as follows:

Exchange for debts owed by Cavico Mining	$3,644,090
Transaction costs	-
Total purchase price	$3,644,090

Fair value of Net Assets acquired	$10,987,847
Net Assets of Cavico Mining after exchange of liability for equity	10,836,024
Goodwill	$151,823

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of shares acquired. This Statement requires the Company to recognize goodwill as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the noncontrolling interest at the acquisition date, over the fair values of the net assets acquired. Based on the evaluation of the assets, the other intangible assets do not qualify for separate recognition. Therefore, goodwill of $151,823 was recorded and net assets and noncontrolling interest were recorded at fair value and a gain of $154,159 was recognized as a result of re-measuring to fair value the equity interest in Cavico Mining held by the Company before the business combination.

The major class of assets acquired and liabilities assumed are as follows:

Current assets	$15,390,000
Property and equipment, net	3,332,000
Total assets	22,134,000
Current liabilities	10,515,000
Total liabilities	14,942,000

The following table presents summary unaudited pro forma consolidated financial data for the period ended March 31, 2010 and 2009 that give effect to the purchase of a controlling interest in Cavico Mining . The unaudited pro forma consolidated statement of operations data give effect to the Cavico Mining Acquisition as if it had occurred at the beginning of 2009, and the unaudited pro forma consolidated balance sheet data give effect to the Cavico Mining Acquisition as if it had occurred on January 1, 2009.

Unaudited Pro Forma Statement of Operations Data Summary

	Pro Forma Period Ended March 31, 2009	Period Ended March 31, 2010
	(unaudited)

Sales	$12,243,691	$14,602,306
Cost of sales	9,593,834	13,276,862
Gross Profit	2,649,857	1,325,444
Operating Expenses	1,585,871	2,116,038
Income (loss) from operations	1,063,986	(790,594)
Net Income (loss)	197,087	(1,485,187)

Unaudited Pro Forma Balance Sheet Data Summary

	Pro Forma, as adjusted March 31, 2009	March 31, 2010
	(unaudited)

Assets	$120,939,185	$130,914,380
Liabilities	101,814,747	117,636,442
Noncontrolling Interest	15,353,721	13,994,350
Cavico Corp.’s Stockholders’ Equity	3,770,717	(716,412)
Total Stockholders' Equity	19,124,438	13,277,938
Liabilities, Noncontrolling Interest and Stockholders’ Equity	$120,939,185	$130,914,380

Investment in companies, cost method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Investments, cost method” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies, which are carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. As of March 31, 2010, no impairment charge was necessary.

The Company made new investments of $747,796 and $32,402 during the quarters ended March 31, 2010 and March 31, 2009, respectively.

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

The cost basis at March 31, 2010 and December 31, 2009 and the fair value at March 31, 2010 consisted of the following:

	Mar 31, 2010	Dec 31, 2009	Fair Value at Mar 31,2010
1. Tour Zones Investment and Construction JSC *	$535,440	$553,436	$367,463	(b)(e)
2. Mai Son Cement Joint Stock Company	420,621	434,758	571,209	(b)
3. Van Chan Hydropower Company	-	27,869		(a)
4. Ha Tay Investment and Development JSC	-	13,377		(a)
5. Businessman Culture Development JSC	26,963	27,869		(a)
6. Vietnam Media Financial JSC	130,106	108,037	136,209	(b)
7. Vietnam Industry Investment and Construction JSC	53,926	55,738		(a)
8. Nam Viet Investment and Consultant JSC	14,830	-		(a)
9. Sao Mai-Ben Dinh Petrolium Investment JSC	539,258	557,383	495,355	(b)
10. IDICO Industry Zone Investment Development JSC	8,089	8,361		(a)
11. Vietnam Power Development JSC	53,926	55,738		(a)
12. IDICO Long Son Petrolium Industry Zone Investment	107,852	111,477	132,663	(b)
13. Nhan Tri JSC	21,570	13,935		(a)
14. North and South Investment Development JSC	5,393	5,574		(a)
15. Vietnam Design JSC	14,560	15,049		(a)
16. Song Tranh Hydropower JSC	2,696	2,787		(a)
17. Kasvina JSC	98,803	102,124	136,770	(c)
18. Vietnam Anti-counterfeit and trading promotion JSC	10,785	11,148		(a)
19. Song Thanh Hydropower JSC	26,963	27,869		(a)
20. MuongHom Mining JSC	1,122,408	354,848		(d)
21. Ha An Trading Industry Ltd	272,912	3,394	326,369	(b)
22. VEC Tower JSC	112,705	-		(d)
23. Dong Duong JSC	4,853	-		(a)
24. Hoang Nguyen Tourist JSC	24,267			(a)
25. Others	4,610	4,765		(a)
TOTAL	$3,613,536	$2,495,536
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

March 31, 2010	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$1,132,848	$1,591,849	$-	$2,724,697

Available- for- sale securities consisted of the following at March 31, 2010:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

PHI Group, Inc.	2,000,000	$60,000	$80,000	$20,000
Habubank Stock*	659,995	556,046	462,680	(93,366)
Vinavico	470,200	611,943	707,430	95,487
Vietnam Growth Investment Fund (VF2)*	2,000,000	1,094,694	838,870	(255,824)
Military Bank Stock	215,332	352,061	290,299	(61,762)
Agribank Insurance JSC	400,000	215,703	200,604	(15,099)
Vietnam Power Investment and Development**	389,194	218,245	144,814	(73,431)
Total Securities		$3,108,692	$2,724,697	$(383,995)

* Collateral for notes payable
** This company became public in July 2009, quoted under symbol VPC at UPCOM – HaNoi Stock Exchange.

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at March 31, 2010.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  If the investment market value has been less than 75% of cost longer than 12 months, impairment will be recognized to reduce the value of investment to the market value unless immediate impairment is determined. The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the period ended March 31, 2010, the Company had no sales related to marketable securities.

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

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses.  Net intangible assets at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Goodwill	$936,682	$727,073
Amortizable Intangible Assets:
Licenses for land use rights	840,876	313,149
Less Accumulated amortization	(60,610)	(57,274)
Amortizable Intangibles, net	780,266	255,875
Total Intangible Assets	$1,716,948	$982,948

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries. The Company recorded an additional $81,428 related to premiums paid to minority shareholders that was recorded by Cavico Mining in prior years which was included consolidation of Cavico Mining. These stock purchases were accounted for using purchase  method., The Company recorded $151,823 of new goodwill during the period ended March 31, 2010 as a result of acquisition of Cavico Mining (Note 6). The remaining changes in goodwill resulted from fluctuation of  foreign exchange rates between December 31, 2009 and March 31, 2010.

The Company has license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years. Amortization expenses for the Company’s intangible assets for the first quarter ended March 31, 2010 and 2009 were $4,065 and $4,373, respectively.

During the period ended March 31, 2010, the Company added a new license to own mining rights to explore at Thung San White Stone Mine. This license was recorded at cost of $537,910 and is being amortized over a period of 30 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $41,200. The leases, which require the Company to pay property taxes and maintenance, expire in December 31, 2010, January 23, 2011, October 25, 2011, November 1, 2011 and April 15, 2016. For the period ended March 31, 2010 and 2009, building rent expenses were $119,602 and $133,178, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with PHI Group, Inc. For the periods ended March 31, 2010 and 2009, the Company recorded management fees of $6,000 for each quarter.

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2010 and December 31, 2009:

	Mar. 31, 2010	Dec. 31, 2009

Notes payable to Hanoi Building Commercial Joint Stock Bank*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from January 21, 2010 to December 31, 2010. , Currently negotiating to extend maturity date to June 30, 2010	$5,383,775	$5,570,194

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 15, 2010 and June 25, 2012	121,063	125,132

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 12% and 15.6%, matures on August 31, 2010 and September 28, 2012.	3,811,016	3,728,889

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from January 17, 2010 to February 5, 2011. Currently negotiating to extend maturity date to June 30, 2010.	5,714,226	5,501,474

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	621,819	780,001

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 10.5% and 12%, matures on June 28, 2010 and July 14, 2010.	1,057,551	1,011,468

Notes payable toMilitary Commercial Joint Stock Bank, secured by machinery, equipment, annual interest rates ranging from 10.5% to 12%, matures on December 31, 2010, December 30, 2011 and May 17, 2017	2,626,011	2,715,668

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on December 31, 2009, Currently negotiating to extend maturity date to June 30, 2010	1,887,403	1,950,839

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from July 24, 2010 to December 15, 2010.	13,864,617	9,841,978

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 10.5% and 11.5%, maturity dates ranging from March 25, 2011 to September 11, 2013.	1,668,357	1,091,268

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 12%, matures on September 21, 2010.	55,275	26,369

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 8, 2010.	37,371	38,627

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5%, matures on November 8, 2010 and June 30, 2010	3,919,270	4,867,475

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rate of Eurbor and 10.5%, matures on December 13, 2011 and September 7, 2012.	2,949,742	2,166,399

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matured on November 1, 2009, paid off on February 5, 2010.	-	62,892

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012	497,931	514,666

Notes payable to VID Public Bank*, unsecured, annual interest rate of 12%, matures on June 10, 2010	1,348	2,787

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 12%, matures on September 14, 2012	22,918	26,113

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 10.5%, matured on January 7, 2010, paid off on April 5, 2010.	539,258	557,383

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010. Currently negotiating to extend maturity date to June 30, 2010.	38,967	40,277

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 10.08%, matures on April 23, 2010.	1,555,220	1,672,148

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matures on June 30, 2010	893,380	65,034

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 14%, maturity dates ranging from January 18, 2010 to June 30, 2010. Currently negotiating to extend maturity date to June 30, 2010.	5,947,721	5,733,534

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on December 31, 2011 and July 31, 2012.	821,740	932,966

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 12%, matures on June 23, 2010	377,117	389,792

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 10.5%, matured on September 25, 2010.	25,256	40,620

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate of 10.5% and 15.2%, matures on October 27, 2011 and April 3, 2012.	58,316	69,208

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on July 20, 2011	39,738	28,751

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	45,720	57,768

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on February 23, 2009 and June 26, 2010. Currently negotiating to extend maturity date to July 30, 2010.	1,498,812	1,835,140

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, matures on January 21, 2010	-	282,660

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5% and 12%, maturity dates ranging from July 4, 2010 to September 23, 2012	396,637	176,969

Notes payable to VIB – Lam Dong, unsecured, annual interest rate of 10.5%, matures on December 31, 2010	874,136	274,529

Notes payable to VietinBank – Dong Da, unsecured, annual interest rate of 10.5%, matures on October 30, 2010	230,887	-

Notes payable to MaritimeBank – Cau Giay, unsecured, annual interest rate of 14%, matures on July 31, 2010	43,141	-

Notes payable to LaosViet Bank, secured by machinery, annual interest rate of 5.5%, matures on June 30, 2010	221,446	-

Notes payable to EVN Financial Company, secured by stock of subsidiaries, annual interest rate of 17.5%, matures on September 29, 2010	1,056,946	-

Notes payable to Habubank Securities Company, secured by stock of subsidiaries, annual interest rate of 18%, matures on April 26, 2010	355,775	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2010 and December 31, 2012	8,770,528	7,936,194

Total Notes Payable	$68,030,434	$60,115,212

ST Note payable and current portion of LT notes, weighted average interest rates of 11.8% and 13.9% for the period ended March 31, 2010 and 2009	$62,140,440	$54,740,704

Long-term Notes Payable	$5,889,994	$5,374,508

*  The bank must approve all funding and controls the use of funds.

Future maturities on long-term debt as of March 31 are as follows:

2010	$62,140,440
2011	3,209,371
2012	1,406,894
2013	452,735
2014	254,530
Thereafter	566,464
$68,030,434

As of March 31, 2010, the amounts of long-term and short term notes payable are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $385,961 and $194,634 and advances of $742,789 and $790,049 from various officers and directors of the Company as of March 31, 2010 and December 31, 2009, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $20,840 and $9,896 to officers and directors of the Company as of March 31, 2010 and December 31, 2009, respectively.

The Company had loans payable to officers and directors of $203,579 and $220,091 as of March 31, 2010 and December 31, 2009, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

The Company has investments, which are accounted for on the cost method, in Vietnam Power Investment and Development, JSC and Tour Zones Investment and Construction JSC (Note 6). These entities share common directors with the Company.

NOTE 12 - STOCKHOLDERS’ EQUITY

On August 19, 2009, the Company affected a reverse stock split on a 40-for-1 basis. The effect has been reflected retroactively in the historical financial statements.

Preferred Stock

The Company has 25,000,000 authorized shares of blank check Preferred Stock with $0.001 par value. As of March 31, 2010, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of March 31, 2010 and December 31, 2008, 3,274,942 shares were issued, 3,047,795 shares were outstanding.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company had no stock issuance for first quarter ended March 31, 2010.

NOTE 13- SEGMENT REPORTING

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months period ended March 31, 2010:

	Civil	Mining	Commercial
	Construction	Activities	Activities	Unallocated	Total
Sales	$10,080,570	767,346	$3,754,390	$-	$14,602,306
Operating income/(loss)	(174,833)	(24,130)	32,713	(624,344)	(790,594)
Total Assets	88,000,462	4,683,513	11,974,249	26,256,156	130,914,380
Capital Expenditure	73,849	2,476	16,438	6,032	98,795
Interest Income	-	-	-	24,295	24,295
Interest Expense	16,257	1,017	143,790	239,436	400,500
Depreciation/Amortization	1,339,488	73,947	27,718	46,547	1,487,700

Following is a summary of segment information for the three months period ended March 31, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$9,968,577	$1,885,665	$-	$11,854,242
Operating income/(loss)	1,258,159	103,220	(460,543)	900,836
Total Assets	70,105,693	5,587,105	30,941,102	106,633,900
Capital Expenditure	815,902	2,010	93,422	911,334
Interest Income	-	-	45,617	45,617
Interest Expense	17,635	124,974	314,432	457,041
Depreciation/Amortization	1,111,320	17,724	33,994	1,163,038

NOTE 14 –OFFERING

On January 12, 2009, the Company engaged Rodman & Renshaw, LLC as the Company’s exclusive advisor in connection with the proposed Offering or any other debt or equity financing for a term of 12 months. The Offering consists of sale of approximately $20 million worth of common stock of the Company. The Underwriting Agreement provides that the Company will grant to Rodman an option, exercisable within 45 days after the closing of the Offering to acquire up to an additional 15% of the total number of shares to be offered by the Company in the Offering to cover over-allotments. The Company paid $25,000 advance which will be applied against the non-accountable expense allowance equal to 1% of the public offering price. In addition, Rodman is entitled to the delivery of $100 option, if requested, at closing to purchase additional shares of common stock equal to 5% of the total number of shares sold pursuant to the Offering. The Underwriter’s option will be exercisable during the four year period commencing one year from the closing at the price per share equal to 125% of the public offering price per share at the Offering. The Underwriter’s warrant will provide for registration rights and customary anti-dilution provisions. As of this date, the Offering has not been closed.

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

Critical Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and entities in which the Company has less than fifty percent ownership that are variable interest entities in which Cavico Vietnam is the primary beneficiary. Per ASC Topic 810, the Company has majority ownership in Cavico Energy JSC, Cavico Tower JSC, Cavico Manpower JSC and Cavico Stone and Mineral JSC with inclusion of ownership by related parties and will absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company has the power to control the majority of the voting interest through its ownership and agreements with other stockholders. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities.

The assets in the consolidated financial statements are increased by $25,911,929 or 25% from $105,002,451 to $130,914,380, liabilities are increased by $20,660,254,or by 21% from $96,976,188 to $117,636,442, total revenues are increased by $2,404,250 or 20% from $12,198,056 to $14,602,306 and the net loss attributable to the Company was increased by $303,826 or by 26% from $1,181,361 to $1,485,187 by the entities in which the Company has less than fifty percent ownership shares net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 28% of total net income before minority interest for the period ended March 31, 2009.

The unaudited consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	50% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	78%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	45%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%
Cavico Son La JSC	100%

Cavico Mining and Construction JSC

Cavico Vietnam Mining and Construction Joint Stock Company (Cavico Mining) formerly known as Cavico Vietnam Mining and Construction Limited, was established on March 26, 2002 with principal activities in mining construction and civil construction, especially in connection with mining and dam construction, equity investments in mines, power supply plants and land development projects. On June 13, 2006, Cavico Vietnam Mining and Construction Company Limited was changed to joint stock company following Business registration Certificate issued by Hanoi Department of Planning and Investment. The Company’s share capital as stated in its Business Registration Certificate is VND 80,610,060,000 (approximately $4.3 million). Currently, Cavico Mining shares are traded over the Hochiminh City Stock Exchange.

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, we had to reduce our ownership in this entity to 50.16% in 2006. In 2008, our percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.  As of December 31, 2009, ownership remained at 25.55%

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result of the acquisition of an additional 4,000,000 shares of Cavico Mining to own 50.2% of Cavico Mining’s common stock, the Cavico Mining was included in the consolidated financial statements for the period ending March 31, 2010.

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

Other Comprehensive Income

We report and display comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $1,113,801 and unrealized gain of $26,396 for the year ended March 31, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $118,637 and $99,370 on investments available for sale for the years ended March 31, 2010, and 2009, respectively.

Results of Operations

Results of operations for the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009.

As a result of the acquisition of Cavico Mining effective February 11, 2010, the financial information for March 31, 2010 includes the operation of Cavico Mining whereas March 31, 2009 does not include Cavico Mining.

Total Sales

We generated $14,602,306 in net sales during the period ended March 31, 2010 compared to $11,854,242 during the period ended March 31, 2009, mostly from civil construction projects. The Company’s net sales from civil construction increased by $111,993 or 1% to $10,080,570 for the period ending March 31, 2010 from $9,968,577 for the same period in 2009. This was due to an increase in hydropower construction projects. The Company’s net sales from mining construction was $767,346 from Cavico Mining , a newly consolidated company. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $1,868,725 or 99% to $3,754,390 for the period ending March 31, 2010 from $1,885,665 for the period ending March 31, 2009. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the year ended March 31, 2010 compared to the year ended March 31, 2009 are as follows:

	Song Tranh	A Luoi	Ta Trach	Dong Nai 3	Algeri
2010
Revenue	$659,617	$2,272,785	$923,976	$887,203	$1,731,004
Cost of goods sold	646,268	2,016,702	781,670	789,674	1,311,910
Gross Profit	13,349	256,083	142,306	97,529	419,094
Gross Profit %	2%	11%	15%	11%	24%

2009
Revenue	$445,897	$1,819,324	$225,661	$179,305	$878,132

Cost of goods sold	319,264	1,336,668	199,469	143,784	712,778
Gross Profit	126,633	482,656	26,192	35,521	165,354
Gross Profit %	28%	27%	12%	20%	19%

Contract Amount	11,727,953	49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010	2007-2011	2009-2011	2007-2010	2008-2011

Comparisons for Major Projects

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $453,461 or 25% to $2,272,785 for the period ended March 31, 2010 compared to the same period in 2009. The cost of goods sold from the A Luoi Tunnel project increased by $680,034 or 51% for the period ended March 31, 2010  compared to 2009. The gross profit from A Luoi Tunnel decreased by $226,573 in the period ended March 31, 2010 or 47% over the same period in 2009. The gross profit percentage for this project decreased from 27% to 11%. The Company encountered 900 meters of tunnel excavation with unfavorable geological conditions. The lower production caused lower revenue and  higher cost of goods sold rate per revenue. The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes. Additionally, the price of materials increased from the previous year as steel increase 30% from $540/tons to $700/tons, fuel increase 30% from $0.6/liter to $0.8/liter.

Algeri Project

The revenues from the Algeri Project increased by $852,872 or 97% for the period ended March 31, 2010 compared to the same period in 2009. The cost of goods sold from the Algeri project increased by $599,132 or 84% for the period ended March 31, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 76% in 2010 compared to 81% in 2009. The gross profit from Algeri project increased by $253,740 or 153% in the period ended March 31, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the period ended March 31, 2010. The gross profit percentage to sales for Algeri project increased from 19% to 24% in the period ended March 31, 2010 compared to the same period in 2009.

Song Tranh Project

The revenues from the Song Tranh Project increased by $213,720 or 48% for the period ended March 31, 2010 compared to the same period in 2009. The revenue for 2010 included the revenue generated from tunnel concrete lining as well as tunnel excavation work compared to revenue only from tunnel excavation in 2009.  The cost of goods sold for the Song Tranh project increased by $327,004 or 102% for the period ended March 31, 2010 compared to the same period in 2009. The percentage of cost of good sold to sale for this project was increased to 98% in 2010 compared to 72% in 2009. This increase of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining due to an unfavorable geological condition for which we were not yet compensated from the customer.  The gross profit from Song Tranh project decreased by $113,284 or 89% in the period ended March 31, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project decreased from 28% to 2% in the period ended March 31, 2010 compared to the same period in 2009.

Dong Nai 3

The revenues from the Dong Nai 3 Project increased by $707,898 or 395% for the period ended March 31, 2010 compared to the same period in 2009. The cost of goods sold from the Dong Nai 3 project increased by $645,890 or 449% for the period ended March 31, 2010 compared to the same period in 2009. The gross profit from Dong Nai 3 project was increased by $62,008 or 175% in the period ended March 31, 2010 compared to the same period in 2009. The gross profit percentage to sales for Dong Nai 3 project decreased from 20% to 11% in the period ended March 31, 2010 compared to the same period in 2009. This decrease in gross profit percentage to sales is due to price increases of construction materials from the previous year.

Ta Trach

The revenues from the Ta Trach Project increased by $698,315 or 309% for the period ended March 31, 2010 compared to the same period in 2009. The cost of goods sold from Ta Trach project increased by $582,201 or 292% for the period ended March 31, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 85% in 2010 compared to 88% in 2009. The gross profit from Ta Trach project increased by $116,114 or 443% in the period ended March 31, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the period ended March 31, 2010 as the project progressed compared to a small operation as the project started in 2009 . As a result of the increased scale, the gross profit percentage to sales for the Ta Trach project also increased from 12% to 15% in the period ended March 31, 2010 compared to the same period in 2009.

Cost of production

Costs of Goods Sold were $13,276,862 and $9,491,562 for the periods ended March 31, 2010 and 2009, respectively. Cost of Goods sold includes capitalization of interest expenses of $935,238 and $782,138 for the periods ended March 31, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) increased by $3,632,200 or 42% to $12,341,624 for the period ending March 31, 2010 from $8,709,424 for the period ending March 31, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 12% to 85% for the period ended March 31, 2010 from 73% of sales for the same period in 2009. The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in price of main materials as fuels ( increase 30%), steel (increase 30%), cement, materials and spare parts.

The Company’s cost of goods sold for civil construction for the period ended March 31, 2010 was $9,112,185, of which as a percentage of sales increased by 11% to 90% for the period ended March 31, 2010 from 79% of sales for the period ended March 31, 2009. Company’s cost of goods sold for mining construction for the period ended March 31, 2010 was $743,720, of which as a percentage of sales was 97%. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the period ended March 31, 2010 was $3,420,957, of which as a percentage of sales increased by 4% to 91% for the period ended March 31, 2010 from 87% for the same period in 2009.

Gross Profit

Gross profit for the three-months ended March 31, 2010 was $1,325,444 or 9% of sales compared to $2,362,680 or 20% of sales for the three-months ended March 31, 2009. The decrease in gross profit was primarily due to a decrease in gross profit of $1,142,718 from civil construction from $2,111,103 to $968,385 in the first quarter 2009 and 2010.  The gross profit percentage for civil construction projects decreased to 10% in the first quarter of 2010 compared to 21% in 2009.  This decrease in gross profit percentage was primarily due to an increase in price of construction materials and some unfavorable geological conditions, as described above in “Comparisons for Major Projects”. The gross profit from commercial activities increased by $81,856, and the gross profit percentage decreased from 13% to 9%. This decrease is mainly due to a decrease in the demand in trading which caused smaller margins in 2010 as compared to the higher margins in the first quarter of 2009.

Operating Expenses

The company’s general and administrative costs for the three-months ended March 31, 2010 were $1,754,913 compared to $1,443,525 for the same period in 2009, an increase of $331,388. The increase was mainly due to the following

•	Payroll expense increased by $108,598 to $769,376 for the three-months ended March 31, 2010 from $660,778 for the same period in 2009.

•	Rent expense decreased by $13,576 to $119,602 for the three-months ended March 31, 2010 from $133,178 for the same period in 2009.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $115,226 to $296,945 for the three-months ended March 31, 2010 from $181,719 for the same period in 2009 as a result of additional SEC filings.

•	Selling expenses increased by $120,516 to $138,835 for the three-months ended March 31, 2010 from $18,319 for the same period in 2009.

•	Other administrative cost of subsidiaries increased by $101,142 to $568,991 for the three-months ended March 31, 2010 from $467,849 for the same period in 2009.

Bad debt expenses for the period ended March 31, 2010 was $222,290 compared to $- for the same period in 2009.

Other Income (expenses)

The total other expenses decreased by $111,063 to $218,490 for the three-months ended March 31, 2010 from $329,553 for the three-months ended March 31, 2009. This increase in other income (expense) in 2010 is mainly due to a decrease of $21,322 interest income to $24,295 for the three-months ended March 31, 2010 compared to $45,617 in the same period in 2009. Other income also includes gain from disposal of fixed assets of $-0- for the three-months ended March 31, 2010 compared to $8,193 in 2009 and $154,159 gain on investment at acquisition for the three months ended March 31, 2010 compared to $-0- in 2009. Other income during the three-months ended March 31, 2010 was $16,210 compared to $16,569 as expenses for the same period in 2009. In addition, loss on foreign currency exchange of $12,654 was recorded for the three months ended March 31, 2010 compared to gain of $65,500 in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest decreased by $56,541 to $400,500 for the three-months ended March 31, 2010 from $457,041 for the same period in 2009.

The Company’s income before interest, depreciation and amortization, income tax and non-controlling interest for the periods ended March 31, 2010 and 2009 was $864,989 and $2,491,300, respectively.

Net Income

The Company had net loss of $1,206,022 and net income of $345,069 for the three-months ended March 31, 2010 and 2009, respectively. The net loss for the Company excluding net income attributable to non-controlling interest was $1,485,187 compared to net income of $140,204 for the same period in 2009.

The net income(loss) per share was ($0.49) and $0.05 for the three-months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of March 31, 2010 increased by $7,455,880 to $31,084,461 compared to $23,628,581 as of December 31, 2009 as current assets increased less than the increase in current liabilities. The major factors contributing to this decrease in working capital as of March 31, 2010 compared to December 31, 2009 were an increase of $3,792,057 in current construction work in process compared to an increase of $7,399,736 in current notes payable and an increase of $1,776,240 in advances from customers. Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $62,140,440 in maturing debts in 2010.

As of March 31, 2010, we had $3,332,279 in cash, current accounts receivable of $15,861,299, an inventory of $4,127,236, a construction WIP of $29,673,180 and net fixed assets of $29,278,848. Our current accounts receivable was increased by $51,310 from the prior year end. Our current construction WIP for the current period was increased by $3,792,057 from the prior year end. We anticipate our accounts receivable and inventory will continue to increase in 2010 as we completed and added more new projects.
We have current receivables, long-term receivables and work in process with the following characteristics:

	March 31, 2010	December 31, 2009
Accounts receivable -trade- net	$15,861,299	$15,809,989
Receivable – other	9,158,328	10,550,284
Work in process	29,673,180	25,881,123
Receivables and advances from related parties	1,128,750	984,684
Long-term retention receivables	12,955,560	11,400,629
Long-term work in process	10,959,814	3,054,564

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

At March 31, 2010, the balance of accounts receivable-trade that was outstanding for more than six months was $6,498,486, $4,440,177 of this amount was from the Buonkuop, Daksrong, Dakmi 4 and Buon tuasha projects. Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2010, we had a reserve for doubtful accounts of $1,210,710. We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $2,470,385 of advances, $2,937,732 of prepayments to suppliers and $3,750,211 of other short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of March 31, 2010, the entire balance is expected to be collected or expensed within the year. Advances and prepayments to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue. The revenue is recognized when the work is completed and the customer certifies completion. There are no contractual provisions that prevent our work in process from being collected. As of March 31, 2010, the balance of work in process was $40,632,994 of which approximately $23,224,185 was over 6 month from various projects. These amounts are billed or expected to be billed as follows: expected to bill $3,636,641 by June 30, 2010, expected to bill $13,342,726 by December 31, 2010.  The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Tua Srah Hydropower Project, Song Tranh Hydropower project and A Luoi Hydropower project, which totals approximately $12,947,285. As of March 31, 2010, we had reserved $1,719,873 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate of completion for payment (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer. Long-term work in process is $10,959,814 as of March 31, 2010. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $385,961 and advances of $742,789 as of March 31, 2010.

Long term retention receivable has a balance of $12,955,560 at March 31, 2010. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project. The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts. We expect to collect these amounts within two years after the completion of the applicable construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All four projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power was scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 was approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. Since the construction of this project was completed in June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms. We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Luoi Road project.

Current liabilities-Our total current liabilities as of March 31, 2010 were $99,311,866 which was increased by $9,794,136 from the prior year end. The current liabilities were represented mainly accounts payable of $17,263,420, accrued expenses of $7,774,223, advances from customers of $8,663,798, and short term loans, including loans from related parties of $62,344,019. Advances from customers increased mainly due to Daksin project for which we received approximately $1.7 million.during the period ended March 31, 2010. Current Notes payable including loans from related parties increased by $7,383,224 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as Ta Trach Dam, Ngan Truoi Dam,... At March 31, 2010, the Company's current liabilities exceeded current assets by $31,084,461.

Construction loans-At March 31, 2010, we had $68,030,434 in construction loans, of which $62,140,440 are classified as short-term construction loans with annual interest rates ranging from 10% to 17%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner. These construction loans are made by the banks for a specific project.
Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction equipment, at March 31, 2010 was approximately $15.6 million, 23% of total construction loans.

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

We maintain lines of credit with various banks and as of March 31, 2010, the outstanding balance was $38.5 million and available balances were $54.9 million as of March 31, 2010. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of March 31, 2010 was $31,084,461. As of March 31, 2010, long-term retention receivables and long-term work in process totaled $23,915,374.

We expect to renew these loans with the banks and repay the balances as we complete our projects. During the period ended March 31, 2010, we made $20,176,475 of payments on our notes payable. We also needed to draw down $25,413,294 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $26.8 million of our equipment and other assets.

Cash flows

 The Company used cash of $3,981,174 in operating activities for the three-months ended March 31, 2010 compared to $991,045 from operating activities for the same period in 2009. The major reasons are a decrease in advances from customer of $2,098,249 in 2010 compared to $2,715,549 in 2009, a decrease in account payable and accrual expenses in the amount of $2,519,975 and $3,556,123 during the period ended March 31, 2010 and 2009, respectively and due to an increase in account receivable and other current assets of $4,970,360 during the period ended March 31, 2010 from $3,513,491 in 2009.

In investing activities, the Company used net cash of $689,672 for the three-month ended March 31, 2010, nearly all as a result of $747,796 for the purchase of investments in nonconsolidated company and $98,795 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the three-month ended March 31, 2009, the Company used cash of $934,520 in investing activities, such as procurement of property and equipment totaling $911,334 and investment in other entities totaling $32,402 and received $9,216 from sale of fixed assets.

During the three-month ended March 31, 2010, the Company generated cash flows of $5,704,741 from financing activities, which included $25,413,294 from loan proceeds and repayments for loans of $20,176,475. During the three-month ended March 31, 2009, the Company generated cash flows of $2,321,855 from financing activities including $19,180,245 in repayments of loans to others and $21,587,111 from loan proceeds.

The Company generated net loss of $1,206,022 and net income of $345,069 including amounts attributed to noncontrolling interests in subsidiaries of $279,165 and $204,865 for the three-month ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had a contract backlog of approximately $314.2 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2010 that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a resulted of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2010:

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

MANAGEMENT'S REMEDIATION INITIATIVES

     We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities. We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Vietnamese accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States. We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company. The remediation initiatives are an ongoing process of establishing and meeting recording and reporting milestones that are designed to provide an effective system of internal control over financial reporting. We expect to have the system fully operational within the current fiscal year. Until then, executive and financial management is closely scrutinizing the recording and reporting of all material financial transactions.

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

Changes in Internal Controls

There has been no additional changes except for what is discussed above in our internal control over financial reporting during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

 Item 1A-Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3-Defaults Upon Senior Securities

None.

Item 4-Submission of Matters to a Vote of Security Holders

None ..

Item 5- Other Information

None

Item 6-Exhibits

(a)	Exhibits

	Number	Description
	31.1	CEO certification by the Principal Executive Officer pursuant to Section 302 of The Sarbanes – Oxley Act of 2002.
	31.2	CFO certification by the Principal Financial Officer pursuant to Section 302 of The Sarbanes – Oxley Act of 2002.
	32.1	CEO certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	CFO certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVICO CORPORATION

Date: May 17, 2010	/s/ Ha Quang Bui
Ha Quang Bui
Chairman of the Board, President and Chief Executive Officer
Principal Executive Officer

Date: May 17, 2010	/s/ Bao Quoc Tran
Bao Quoc Tran
Principal Accounting Officer

Date: May 17, 2010	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer