Form 10-Q
period 2010-06-30
Cavico Corp
filed 2010-08-23
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended JUNE 30, 2010
  OR

  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 3,047,795 as of August 20, 2010.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2010

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report of Cavico Corp. on Form 10-Q for the period ended June 30, 2010 includes the restatement of June 30, 2009 for correction of the errors.  These errors were for certain unrecorded expenses for three months ended June 30, 2009 and six months ended June 30, 2009 as described in Note 14 to the financial statements.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash	$3,632,196	$2,391,316
Investments, available for sale	2,819,888	2,711,912
Equity method investment in Cavico Mining	-	1,239,851
Accounts receivable -trade- net	15,575,628	15,809,989
Receivable – other	9,473,527	10,550,284
Inventory	4,518,078	4,114,075
Work in process	30,069,464	25,881,123
Receivables from and advances to related parties	1,442,427	984,684
Other current assets	1,875,423	2,205,915
Total current assets	69,406,631	65,889,149

Fixed Assets:
Land and building development costs	10,730,307	11,018,893
Temporary housing assets	536,425	266,632
Machinery and equipment	27,401,594	24,355,935
Vehicles	12,283,873	7,268,114
Office and computer equipment	777,576	727,362
	51,729,775	43,636,936
Less accumulated depreciation	(22,971,327)	(15,387,540)
Net fixed assets	28,758,448	28,249,396

Intangible Assets:
Goodwill	936,682	727,073
Licenses – net	776,263	255,875
Net intangible assets	1,712,945	982,948

Other Non Current Assets:
Investments, cost method	4,797,861	2,495,536
Long-term retention receivables	13,289,885	11,400,629
Prepaid expenses	2,094,500	1,606,973
Long-term work in process	13,493,709	3,054,564
Long-term advances related parties	53,926	55,738
Other assets	1,670,222	2,130,049
Total other assets	35,400,103	20,743,489

TOTAL ASSETS	$135,278,127	$115,864,982

Accounts payable	$17,816,432	$16,432,092
Accounts payable – related parties	30,162	9,896
Accrued expenses	8,610,784	6,722,643
Advances from customers	6,677,798	6,887,558
Payable to employees	3,927,204	4,215,547
Notes payable - current	63,675,101	54,740,704
Notes payable - related parties	336,682	220,091
Current portion of capital lease obligations	284,436	289,199
Total current liabilities	101,358,599	89,517,730

Long-Term Liabilities:
Long-term advances from customer	14,604,947	10,858,809
Capital lease obligations – long-term	924,212	858,635
Long-term debt	5,873,780	5,374,508
Total long-term debt	21,402,939	17,091,952

TOTAL LIABILITIES	122,761,538	106,609,682

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,274,942 shares issued and 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(14,316,539)	(11,400,322)
Accumulated other comprehensive income (loss)	(1,700,643)	(1,388,509)
Total Cavico Corp. stockholders' equity (deficit)	(2,394,269)	834,082
Non-controlling interest	14,910,858	8,421,218
Total stockholders’ equity	12,516,589	9,255,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,278,127	$115,864,982

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(restated)		(restated)
Civil construction	$11,833,191	$11,936,686	$21,913,761	$21,905,263
Mining construction	575,512	-	1,342,859	-
Commercial activities	2,287,272	1,679,044	6,041,662	3,564,709
Total revenue	14,695,975	13,615,730	29,298,282	25,469,972

Cost of Goods Sold:
Civil construction	11,915,423	9,423,916	21,027,608	17,577,493
Mining construction	626,059	-	1,369,779	-
Commercial activities	1,695,730	1,413,515	5,116,687	3,047,603
Total cost of goods sold	14,237,212	10,837,431	27,514,074	20,625,096

Gross Profit	458,763	2,778,299	1,784,208	4,844,876

Operating Expenses:
Selling expenses	194,166	150,882	333,001	169,201
Bad debt expenses	683,460	108,904	905,750	139,190
General & administrative expenses	1,989,759	1,644,359	3,744,672	3,111,496
Total operating expenses	2,867,385	1,904,145	4,983,423	3,419,887

Total income(loss) from operations	(2,408,622)	874,154	(3,199,215)	1,424,989

Other income (expenses):
Gain on disposal of assets	134,728	8	134,728	8,201
Other income (expense)	42,538	65,308	58,748	48,739
Income from investment in Cavico Mining	-	88,430	-	113,177
Gain (loss) on foreign currency exchange	44,321	(119,192)	31,666	(53,692)
Gain on sale of shares interest in subsidiary	408,980		408,980
Gain(loss) on investment at acquisition	(1,173)	-	152,987	-
Interest income	6,856	78,462	31,151	124,079
Interest expense	(469,273)	(611,954)	(869,773)	(1,068,995)
Total other income ( expense)	166,977	(498,938)	(51,513)	(828,491)

Income(loss) before income taxes and minority interest	(2,241,645)	375,216	(3,250,728)	596,498

Income taxes expenses	(225,608)	(119,444)	(422,546)	(345,658)

Net income (loss)	(2,467,253)	255,772	(3,673,274)	250,840

Net income(loss) attributable to noncontrolling interest	(670,453)	218,327	(391,288)	283,781

Net income(loss) attributable to Cavico Corp.	$(1,796,800)	$37,445	$(3,281,986)	$(32,941)

Other comprehensive income:
Unrealized gain (loss) on investments available for sale	95,191	1,047,339	(23,446)	947,969
Foreign currency translation adjustment	(555)	(33,502)	(1,114,356)	(7,106)
Comprehensive income(loss)	(2,372,617)	1,269,609	(4,811,076)	1,191,703
Comprehensive income (loss) attributable to the noncontrolling interest	(694,762)	461,090	(1,216,955	521,082
Comprehensive income(loss) attributable to Cavico Corp	$(1,677,855)	$808,519	$(3,594,121)	$670,621

Per Share Information:
Weighted average number of common shares outstanding- basic and diluted	3,047,795	3,047,795	3,047,795	3,047,795
Net income per common share-basic and diluted	$(0.59)	$0.01	$(1.08)	$(0.01)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010		2009
			(restated)
Cash Flows From Operating Activities:
Net income(loss)		$(3,673,274)	$250,840
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization		2,554,979	2,378,762
Changes in provisions		905,750	108,904
Gain on sale of fixed assets		(134,728)	(8,201)
Income from investment in Cavico Mining		-	(113,177)
Gain on sale of shares interest in subsidiary		(408,980)	-
Gain on investment at acquisition		(152,987)	-
(Gain)loss on foreign currency exchange		(31,666)	53,692
Changes in assets and liabilities:
Increase in accounts receivable and other current assets		(5,839,450)	(5,176,581)
Increase in inventory		(47,938)	(702,795)
Increase in construction WIP		(6,819,572)	(7,794,845)
(Increase)decrease in other assets		106,912	(39,956)
Increase in advances from customer		2,553,493	4,269,328
Decrease in payable to employees		(145,996)	(1,227,542)
Increase in accounts payables and accrued expenses		5,165,794	5,924,262
Total adjustments		(2,294,389)	(2,328,149)
Net Cash Used in Operating Activities		(5,967,663)	(2,077,309)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets		(922,895)	(3,609,753)
Cash acquired in the acquisition of a subsidiary		115,515	-
Purchase of investments in nonconsolidated companies and joint stock company		(1,989,845)	(69,790)
Proceeds from sales of fixed assets		722,175	639,681
Proceed from sale of shares interest in subsidiary		1,244,362	-
Proceeds from withdrawals of investments		842,363	-
Net Cash Provided By (Used in) Investing Activities		11,675	(3,039,862)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests		711,957	212,171
Dividends paid to minority interest		(110,676)	(211,233)
Proceeds from notes payable		55,164,419	43,039,287
Proceeds from notes payable - related parties		226,842	27,019
Payments of notes payable		(48,381,258)	(37,159,787)
Payments of notes payable- related parties		(71,306)	(50,767)
Payments of capital leases obligations		(255,221)	(50,017)
Net Cash Provided By Financing Activities		7,284,757	5,806,673

Increase in Cash		1,328,769	689,502

Cash at Beginning of period		2,391,316	3,002,239
Effect of foreign currency translation		(87,889)	4,450

Cash at End of period	$	$ 3,632,196	$3,696,191

Supplemental Cash Flow Information:
Interest paid	$	$ 3,587,890	$3,206,686
Taxes paid	$	$ 23,187	$2,760

	Six Months Ended June 30,
	2010	2009
Non-Cash Investing and Financing Activities:
Assets acquired under capital lease	$340,007	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as equity method investments;
Accounts receivable and other current assets	$4,230,971	$-
Inventory	$496,043	$-
Construction Work in Progress	$10,471,178	$-
Other Assets	$1,067,308	$-
Accounts payable & Accrued expenses	$2,797,233	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 and 2009
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and the entities in which the Company has less than fifty percent ownership, but the Company has a controlling financial interest by contractual management arrangement in the entities pursuant to ASC Topic 810-10-15-18 through 15-22.  The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits received from these entities.  Loss generated from the entities in which the Company has less than fifty percent ownership shares was $463,626 and $4,638 for the periods ended June 30, 2010 and 2009, respectively.

All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	43% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	64%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Industry and Mineral JSC	27%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%
Cavico Son La JSC	100%

During the period ended June 30, 2010, the Company sold 1,014,101 shares of Cavico Industry & Mineral JSC which reduced  the ownership from 45% to 27% and sold 462,100 shares of Cavico Power and Resource JSC which reduced the ownership from 78% to 64%.

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

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, the Company had to reduce its ownership in this entity to 50.16% in 2006. In 2008, the Company’s percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.  As of December 31, 2009, the Company’s ownership in Cavico Mining remained at 25.55%.

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result, the Company owned 50.24% of the total issued and outstanding ordinary shares of Cavico Mining. During the second quarter of 2010, the Company sold 910,000 shares of Cavico Mining at average Vietnamese Dong 25,164 per share (approximately $1.36 per share) in the open market and the Company owned 42.69% of Cavico Mining as of June 30, 2010. Cavico Mining is included in the unaudited consolidated financial statements for the period ended June 30, 2010 since the Company has a controlling financial interest in Cavico Mining.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. The Company reserves balances as follows; 100% reserve for accounts over 365 days with no activities during the year, 15% reserve for accounts over 365 days with activities during the year , 10% reserve for accounts balances over 271-365 days, and  5% reserve for accounts balances in 180-270 days. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2010 and December 31, 2009, the Company had a reserve for doubtful accounts of $1,889,881 and $751,940, respectively.

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $5,082,410 and $3,133,416 at June 30, 2010 and December 31, 2009, respectively. The Company had $13,493,709 and $3,054,564 in long term work in process at June 30, 2010 and December 31, 2009, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of June 30, 2010 and December 31, 2009, the reserves against both long term and short term work in process were $2,113,088 and $640,616, respectively. The Company recorded an impairment loss on work in process of $287,882 and $338,256 for the period ended June 30, 2010 and 2009, respectively as the Company determined that the excess costs over expected revenue are not recoverable.

Advances

The Company advances to employees for salaries and business expenses. Since the employees traditionally choose to defer their salary payments to a later date, the Company pays the advances to employees throughout the year.  When the salary advances are not paid back, the Company has a right to offset against the salary payable amount. The advances not paid back within the agreed date are reviewed to determine if they need to be expensed or offset against the salaries payable. The advances for business expenses are charged to expenses when the employees turn in the expense report within one month from the date of expense incurred. If the advance amounts are not collectible, the Company can offset against employee payable. Advances are included in Receivable-Other. As of June 30, 2010 and December 31, 2009, the Company had a balance of $2,216,778 and $1,364,426, respectively.

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

Depreciation expense for the six-months ended June 30, 2010 and 2009 was $2,554,979 and $2,378,762, respectively.

Fair Value of Financial Instruments.

The Company adopted ASC 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of 2009, and such adoption did not have a material impact on our financial statement disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

 The levels of the fair value hierarchy established by ASC 820 are:

Level 1: inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2:  inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  A Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2010 and December 31, 2009, respectively, we did not have any assets or liabilities which are recorded at fair value on a recurring basis.

The Company considers the recorded value of certain of the financial assets and liabilities, which consist primarily of cash and cash equivalents, investment securities, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at June 30, 2010 and December 31, 2009, respectively based upon the short-term nature of such assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

 Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The Company has recorded $13,289,885 and $11,400,629 as long term retention receivable at June 30, 2010 and December 31, 2009, respectively. The retention receivable is reviewed each month (at minimum each quarter) to determine if any account needs to be reserved when the collection of receivable is doubtful or when the future realization of WIP on the project into revenues is uncertain. The Company reserved for doubtful accounts of $30,637 and $57,157 as of June 30, 2010 and December 31, 2009.   To date, the Company has not incurred any warranty costs.

Concentration of Customer and Credit Risk

The Company generated 39% and 57% of total revenues from  major customers, in the periods ended June 30, 2010 and 2009, respectively. The accounts receivable balance for these customers at June 30, 2010 and 2009 was $12,745,603 and $15,088,950, respectively.

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

The Company recognized uncollectible work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. The Company had $4,699,412 and $3,054,564 for the claims included in work-in-progress as of June 30, 2010 and December 31, 2009, respectively. In most of these claims, the work has been completed based on specification, but the pricing was not approved by the customer. During the periods ended June 30, 2010 and 2009, the Company recognized $2,067,977 and $690,530, respectively as revenue related to outstanding claims.  Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize the current increases in work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $4,188,341 and $7,364,378, respectively for the period ended June 30, 2010 and 2009.

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $1,114,356 and $7,106 for the six months ended June 30, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized loss of $23,446 and an unrealized gain of $947,969 on investments available for sale for the six months ended June 30, 2010, and 2009, respectively.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. The reclassifications had no material impact on the Consolidate Financial Statements.

Recent Pronouncements

In April 2010, the FASB issued ASU 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In February 2010, the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

NOTE 3-   RECEIVABLE – OTHER

Other receivables at June 30, 2010 and December 31, 2009 by major classification were comprised of the following:

	June 30, 2010	December 31, 2009
Advances	$2,216,778	$1,364,426
Prepayments to suppliers	3,537,089	8,298,235
Other short-term receivable	3,719,660	887,623
Total	$9,473,527	$10,550,284

The advances to employees consist of salary advances to employees, loans to employees, and advances to employees for business related expenses.  Under Vietnamese culture, some wages to employees are paid during the national holidays and other times of year. As of June 30, 2010 and December 31, 2009, the related payables to employees were $3,927,204 and $4,215,547.  Salary advances area made to these employees during the year for living expenses.

NOTE 4 - INVENTORY

Inventories at June 30, 2010 and December 31, 2009  by major classifications, were comprised of the following:-

	June 30, 2010	December 31, 2009
Goods in transit	$225,631	$589,122
Material and supplies	3,155,257	2,456,457
Tools, instruments	132,005	106,666
Merchandises	1,111,039	968,585
Reserve	(105,855)	(6,755)
Inventory - net	$4,518,078	$4,114,075

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at June 30, 2010 and December 31, 2009 by major classifications were comprised of the following:

	June 30, 2010	December 31, 2009
Prepaid loan interest	-	15,373
Other prepaid expenses	557,146	608,295
Tools and instruments	494,511	679,313
Deductible Value Added Tax	547,425	382,132
Other current assets	276,341	520,802
TOTAL	$1,875,423	$2,205,915

Tools and instruments which do not meet the accounting policy to be classified in property and equipment are included in other current assets and amortized over 12 months. These amounts were $745,738 and $1,054,078 for the period ended  June 30, 2010 and December 31, 2009, respectively. The remaining non-current prepaid expenses of $1,348,762 and $552,875 as of June 30, 2010 and December 31, 2009 are amortized over 2 to 4 years based on the benefiting periods. The Company recognized amortization expenses of $851,890 and $1,435,806 from these non-current prepaid expenses for the period ended June 30, 2010 and December 31, 2009, respectively and expects to incur approximately $1.5 million for the year 2010.

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

The following is the unaudited condensed financial position and results of operations of Cavico Mining as of December 31, 2009:

December 31,
2009
Financial position:
Current assets	$15,017,000
Property and equipment, net	3,444,000
Total assets	21,313,000
Liabilities	14,938,000
Equity	$6,375,000

Operations:
Net revenue	$8,987,000
Expenses	(9,741,000)
Interest income	317,000
Net income	$(506,000)

The above financial information does not include any inter-company adjustments.

Acquisition of Cavico Mining and Construction JSCShares

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result of the acquisition of an additional 4,000,000 shares of Cavico Mining to own 50.24% of Cavico Mining’s common stock, Cavico Mining was included in the unaudited consolidated financial statements for the period ending June 30, 2010.

The purchase price is calculated as follows:

Exchange for debts owed by Cavico Mining	$3,644,090
Transaction costs	-
Total purchase price	$3,644,090

Fair value of Net Assets acquired	$10,987,847
Net Assets of Cavico Mining after exchange of liability for equity	10,836,024
Goodwill	$151,823

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of shares acquired. This Statement requires the Company to recognize goodwill as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the noncontrolling interest at the acquisition date, over the fair values of the net assets acquired. Based on the evaluation of the assets, the other intangible assets do not qualify for separate recognition. Therefore, goodwill of $151,823 was recorded and net assets and  noncontrolling interest were recorded at fair value and a gain of $152,987 was recognized as a result of re-measuring to fair value the equity interest in Cavico Mining held by the Company before the business combination.

The major class of assets acquired and liabilities assumed are as follows:

Current assets	$15,390,000
Property and equipment, net	3,332,000
Total assets	22,134,000
Current liabilities	10,515,000
Total liabilities	14,942,000

The following table presents summary unaudited pro forma consolidated financial data for the period ended June 30, 2010 and 2009 that give effect to the purchase of a controlling interest in Cavico Mining . The unaudited pro forma consolidated statement of operations data give effect to the Cavico Mining Acquisition as if it had occurred at the beginning of 2009 , and the unaudited pro forma consolidated balance sheet data give effect to the Cavico Mining Acquisition as if it had occurred on January 1, 2009.

Unaudited Pro Forma Statement of Operations Data Summary

	Pro Forma Three Months Period Ended	Three Months Period Ended	Pro Forma Six Months Period Ended June 30, 2010	Six Months Period Ended June 30, 2010

Sales	$13,865,170	$14,695,975	$26,108,861	$29,298,282
Cost of sales	10,836,830	14,237,212	20,726,767	27,514,074
Gross Profit	3,028,340	458,763	5,382,094	1,784,208
Operating Expenses	2,012,106	2,867,385	3,651,874	4,983,423
Income (loss) from operations	1,016,234	(2,408,622)	1,730,220	(3,199,215)
Net Income (loss)	303,413	(1,796,800)	711,395	(3,281,986)

Unaudited Pro Forma Balance Sheet Data Summary

	Pro Forma , as adjusted June 30, 2009	June 30, 2010
	(unaudited)
Assets	$130,080,815	$135,278,127
Liabilities	109,363,251	122,761,538
Noncontrolling Interest	16,177,969	14,910,858
Cavico Corp.’s Stockholders’ Equity	4,539,595	(2,394,269)
Total Stockholders' Equity	20,717,564	12,516,589
Liabilities, Noncontrolling Interest and Stockholders’ Equity	$130,080,815	$135,278,127

Investment in companies, cost method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Investments, cost method” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies, which are carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. As of June 30, 2010, no impairment charge was necessary.
The Company made new or additional investments of $1,620,051 and $29,493 and withdrew investments totaling $40,211 and $0  during the periods ended June 30, 2010 and 2009, respectively.

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

The cost basis at June 30, 2010 and December 31, 2009 and the fair value at June 30, 2010 consisted of the following:

	June 30, 2010	Dec 31, 2009	Fair Value at June 30,2010

1. Tour Zones Investment and Construction JSC *	$535,440	$553,436	$572,655	(b)(e)
2. Mai Son Cement Joint Stock Company	420,621	434,758	584,064	(b)
3. Van Chan Hydropower Company	-	27,869		(a)
4. Ha Tay Investment and Development JSC	-	13,377		(a)
5. Businessman Culture Development JSC	26,963	27,869		(a)
6. Vietnam Media Financial JSC	130,106	108,037	394,535	(b)
7. Vietnam Industry Investment and Construction JSC	53,926	55,738		(a)
8. Nam Viet Investment and Consultant JSC	14,830	-		(a)
9. Sao Mai-Ben Dinh Petrolium Investment JSC	539,258	557,383	741,005	(b)
10. IDICO Industry Zone Investment Development JSC	8,089	8,361		(a)
11. Vietnam Power Development JSC	53,926	55,738		(a)
12. IDICO Long Son Petrolium Industry Zone Investment	107,852	111,477	195,041	(b)
13. Nhan Tri JSC	21,570	13,935		(a)
14. North and South Investment Development JSC	5,393	5,574		(a)
15. Vietnam Design JSC	14,560	15,049		(a)
16. Song Tranh Hydropower JSC	2,696	2,787		(a)
17. Kasvina JSC	98,803	102,124	231,976	(c)
18. Vietnam Anti-counterfeit and trading promotion JSC	10,785	11,148		(a)
19. Song Thanh Hydropower JSC	26,963	27,869		(a)
20. MuongHom Mining JSC	1,316,204	354,848		(d)
21. Ha An Trading Industry Ltd	273,077	3,394	282,158	(b)
22. VEC Tower JSC	112,705	-		(d)
23. Dong Duong JSC	4,853	-		(a)
24. Hoang Nguyen Tourist JSC	24,267			(a)
25. Cavico Renewable Energy JSC	990,365			(d)
25. Others	4,609	4,765		(a)
TOTAL	$4,797,861	$2,495,536
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

June 30, 2010	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$1,221,389	$1,598,499	$-	$2,819,888

Available- for- sale securities consisted of the following at June 30, 2010:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

PHI Group, Inc.	2,000,000	$60,000	$40,000	$(20,000)
Habubank Stock*	659,995	556,046	462,680	(93,366)
Vinavico	470,200	611,943	763,213	151,270
Vietnam Growth Investment Fund (VF2)*	2,000,000	1,094,694	868,745	(225,949)
Military Bank Stock	215,332	352,061	267,075	(84,986)
Agribank Insurance JSC	400,000	215,703	174,720	(40,983)
Vietnam Power Investment and Development**	389,194	218,245	243,455	25,210
Total Securities		$3,108,692	$2,819,888	$(288,804)

* Collateral for notes payable
** This company became public in July 2009, quoted under symbol VPC at UPCOM – HaNoi Stock Exchange.

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at June 30, 2010.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  If the investment market value has been less than 75% of cost longer than 12 months, impairment will be recognized to reduce the value of investment to the market value unless immediate impairment is determined. The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information.

During the period ended June 30, 2010, the Company had no sales related to marketable securities.

Available- for- sale securities consisted of the following at December 31, 2009:

CommonStock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
PHI Group, Inc. (formerly Providential Holdings, Inc.)	2,000,000	$60,000	$120,000	$60,000
Habubank Stock*	659,995	574,735	459,837	(114,898)
Vinavico*	470,200	632,511	786,244	153,733
Vietnam Growth Investment Fund (VF2)*	2,000,000	1,131,487	869,181	(262,306)
Military Bank Stock	215,332	363,893	320,460	(43,433)
Vietnam Power Investment and Development**	389,194	225,580	156,190	(69,390)
Total Securities		$2,988,206	$2,711,912	$(276,294)

During the year ended December 31, 2009, the Company sold 300,000 shares of Military Bank and 29,995 shares of Habubank. The company recorded $143,634 loss on the sale of the securities using average cost method. The Company purchased 159,525 shares of Military Bank during the year ended December 31, 2009.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses.  Net intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Goodwill	$936,682	$727,073
Amortizable Intangible Assets:
Licenses for land use rights	840,876	313,149
Less Accumulated amortization	(64,613)	(57,274)
Amortizable Intangibles, net	776,263	255,875
Total Intangible Assets	$1,712,945	$982,948

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries. The Company recorded an additional $81,428 related to premiums paid to minority shareholders that was recorded by Cavico Mining in prior years which was included consolidation of Cavico Mining. These stock purchases were accounted for using purchase method. The Company recorded $151,823 of new goodwill during the period ended June 30, 2010 as a result of acquisition of Cavico Mining (Note 6). The remaining changes in goodwill resulted from fluctuation of  foreign exchange rates between December 31, 2009 and June 30, 2010.

The Company has license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years.

During the period ended June 30, 2010, the Company added a new license to own mining rights to explore at Thung San White Stone Mine. This  license was recorded at cost of $537,910 and are amortized over period of 30 years.

Amortization expenses for the Company’s intangible assets for the period ended June 30, 2010 and 2009 were $8,067 and $8,757 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $41,200.  The leases, which require the Company to pay for the maintenance, expire in December 31, 2010, January 23, 2011, October 25, 2011, November 1, 2011 and April 15, 2016. For the period ended June 30, 2010 and 2009, building rent expenses were $241,755 and $235,507, respectively.

The Company’s principal executive offices in the United States are leased on a month to month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with PHI Group, Inc. For the periods ended June 30, 2010 and 2009, the Company recorded management fees of  $6,000 for each period.

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	Dec 31, 2009
Notes payable to Hanoi Building Commercial Joint Stock Bank*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from November 30, 2010 to December 31, 2010.	$5,569,775	$5,570,194

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on August 15, 2010 (extended maturity date is being negotiated) and June 25, 2012	121,063	125,132

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 14% and 15.6%, matures on August 31, 2010 and September 28, 2012.	3,849,763	3,728,889

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 12% to 14.4%, maturity dates ranging from October 31, 2010 to April 15, 2011.	6,361,296	5,501,474

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	647,183	780,001

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 12% and 17%, matures on March 23, 2011 and July 14, 2010.	999,945	1,011,468

Notes payable toMilitary Commercial Joint Stock Bank, secured by machinery, equipment, annual interest rate of 12% and 17%, matures on December 31, 2010, December 30, 2011 and May 17, 2017	2,447,195	2,715,668

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on November 30, 2010.	1,887,403	1,950,839

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 14%, maturity dates ranging from July 24, 2010 (extended maturity date is being negotiated) to December 30, 2010.	13,452,229	9,841,978

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 10.5% and 14.5%, maturity dates ranging from March 25, 2011 to September 11, 2013.	1,546,931	1,091,268

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 12%, matures on September 21, 2010.	55,275	26,369

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, matured on August 8, 2010 and currently negotiating to extend maturity date.	37,371	38,627

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 10.5% and 12%, matures on November 8, 2010 and March 31, 2011	4,412,171	4,867,475

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rate of Eurbor and 10.5%, matures on December 13, 2011 and September 7, 2012.	2,330,067	2,166,399

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, matured on November 1, 2009, paid off on February 5, 2010.	-	62,892

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012.	454,790	514,666

Notes payable to VID Public Bank*, unsecured, annual interest rate of 12%, paid off on June 10, 2010	-	2,787

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 12%, matures on September 14, 2012	20,573	26,113

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on November 6, 2010.	539,258	557,383

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, matures on March 18, 2010. Paid off on June 30, 2010.	-	40,277

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 10.08%, paid off on April 23, 2010.	-	1,672,148

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matured on August 7, 2010 and currently negotiating to extend maturity date.	893,037	65,034

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 14%, maturity dates ranging from October 28, 2010 to March 31, 2011.	5,656,931	5,733,534

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5% and 14%, matures on December 31, 2011 and July 31, 2012.	816,260	932,966

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 12%, matures on October 23, 2010	377,117	389,792

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12%, matures on September 25, 2010.	66,391	40,620

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate ranging from 10.5% to 17.5%, matures on October 27, 2011 , April 3, 2012 and April 28, 2013.	190,507	69,208

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on July 20, 2011	19,869	28,751

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on June 1, 2012.	41,030	57,768

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on November 30, 2010.	1,444,886	1,835,140

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, matures on January 21, 2010	-	282,660

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5% and 12%, maturity dates ranging from July 4, 2010 (extended maturity date is being negotiated) to September 23, 2012	405,792	176,969

Notes payable to VIB – Lam Dong, unsecured, annual interest rate of 10.5%, matures on December 31, 2010	874,136	274,529

Notes payable to VietinBank – Dong Da, unsecured, annual interest rate of 14% and 14.5%, matures on October 30, 2010 and June 1, 2015	927,515	-

Notes payable to MaritimeBank – Cau Giay, unsecured, annual interest rate of 14%, matured on July 31, 2010 and currently negotiating to extend maturity date.	43,141	-

Notes payable to EVN Financial Company, secured by stock of subsidiaries, annual interest rate of 16% and 17.5%, matures on September 29, 2010 and December 17, 2010	2,922,778	-

Notes payable to Habubank Securities Company, secured by stock of subsidiaries, annual interest rate of 18%, matured on August 8, 2010 and currently negotiating to extend maturity date.	390,962	-

Notes payable to Agribank Giai Phong Securities Company, secured by stock of subsidiaries, annual interest rate of 17% and 18%, matures on July 6, 2010 and July 22, 2010 and currently negotiating to extend maturity date.	463,762		-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2010 and December 31, 2012	9,282,479	7,936,194

Total Notes Payable	$69,548,881	$60,115,212

ST Note payable and current portion of LT notes, weighted average interest rates of 12.58% and 10.6% for the period ended June 30, 2010 and 2009	$63,675,101	$54,740,704

Long-term Notes Payable	$5,873,780	$5,374,508

* The bank must approve all funding and controls the use of funds.                                                                                                                     .

Future maturities on long-term debt as of June 30 are as follows:
2010	$63,675,101
2011	2,940,633
2012	1,412,409
2013	712,740
2014	279,848
Thereafter	528,150
$$69,548,881
As of June 30, 2010, the amounts of long-term and short term notes payable are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $523,386 and $194,634 and advances of $919,041 and $790,049 from various officers and directors of the Company as of June 30, 2010 and December 31, 2009, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $30,162 and $9,896 to officers and directors of the Company as of June 30, 2010 and December 31, 2009, respectively.

The Company had loans payable to officers and directors of $336,682 and $220,091 as of June 30, 2010 and December 31, 2009, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

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

Preferred Stock

The Company has 25,000,000 authorized shares of blank check Preferred Stock with $0.001 par value. As of June 30, 2010, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of June 30, 2010 and December 31, 2008, 3,274,942 shares were issued, 3,047,795 shares were outstanding.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company had no stock issuance for the period ended June 30, 2010.

Changes in Non-controlling Interest

The following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

	Non-controlling interest	Cavico Corp.	Total Equity
Beginning balance at December 31, 2009	$8,421,218	$834,082	$9,255,300
Sale of shares from non-controlling interest	711,957	-	711,957
Sale of interest in non-controlling interest	1,637,535	-	1,637,535
Dividends paid to non-controlling interest	(110,676)	-	(110,676)
Foreign currency loss	(795,865)	(318,491)	(1,114,356)
Unrealized loss on available for sale securities	(29,802)	6,356	(23,446)
Acquisition of subsidiary	5,467,780	365,770	5,833,550
Net loss for the period ended June 30, 2010	(391,288)	(3,281,986)	(3,673,274)
Ending balance at June 30, 2010	$14,910,858	$(2,394,269)	$12,516,589

	Non-controlling interest	Cavico Corp.	Total Equity
Beginning balance at December 31, 2008	$9,715,228	$3,245,183	$12,960,411
Sale of shares from non-controlling interest	212,171	-	212,171
Dividends paid to non-controlling interest	(211,233)	-	(211,233)
Foreign currency loss	(8,162)	1,054	(7,106)
Unrealized loss on available for sale securities	245,463	702,506	947,969
Reclassification of unrealized loss from prior period	(481,002)	481,002	-
Net income (loss) for the period ended June 30, 2009	283,791	(32,941)	250,840
Ending balance at June 30, 2009	$9,756,256	$4,396,805	$14,153,051

NOTE 13- SEGMENT REPORTING

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the period ended June 30, 2010:

	Civil	Mining	Commercial
	Construction	Activities	Activities	Unallocated	Total
Sales	$21,913,761	1,342,859	$6,041,662	$-	$29,298,282
Operating income/(loss)	(1,757,962)	(125,938)	283,817	(1,599,132)	(3,199,215)
Total Assets	91,188,930	5,757,221	13,307,065	25,024,911	135,278,127
Capital Expenditure	660,929	36,659	21,619	203,688	922,895
Interest Income	-	-	-	31,151	31,151
Interest Expense	10,823	3,489	356,574	498,887	869,773
Depreciation/Amortization	2,251,061	155,968	56,750	91,200	2,554,979

Following is a summary of segment information for the period ended June 30, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$21,905,263	$3,564,709	$-	$25,469,972
Operating income/(loss)	2,799,657	74,123	(1,448,791)	1,424,989
Total Assets	79,445,672	6,361,813	29,374,607	115,182,092
Capital Expenditure	3,593,672	9,005	7,076	3,609,753
Interest Income	-	-	124,079	124,079
Interest Expense	44,794	267,856	756,345	1,068,995
Depreciation/Amortization	2,222,161	35,548	121,053	2,378,762

NOTE 14-RESTATEMENT

The statement of operation for the period ended June 30, 2009 was restated for correction of errors in the amount of $573,001.  These errors were for unrecorded bad debts expenses of $-0- and $30,286 for the three months and six months ended June 30, 2009, respectively for balances which were determined to be uncollectible,  $23,614 and $47,226  of prepayments to suppliers charged to general and administrative expenses for the three months and six months ended June 30, 2009, respectively and write-off  of certain work in process and advances totaling $199,385 and $495,488 for the three months and six months ended June 30, 2009, respectively for which costs were determined to be unrecoverable or had no future benefits. Significant amounts that were  charged to cost of goods sold include (i) $100,762 of work-in-process for costs exceeding the expected revenue related to Daksrong project (ii) $28,587 of work-in-process for costs exceeding the expected revenue related Song Tranh project, (iii)$99,624 of work-in-process for costs exceeding the expected revenue for Dambri project (iv) $35,330 of expenses incurred in bidding on Ban Chat project as  the Company does not expect to collect this amount from the customer .

ASC FASB 250-10-50-7 Disclosure

Effects on previously issued financial statements for the period ended June 30, 2009 are as follows:

Statement of Operations and Comprehensive Income for the Three Months Ended June 30, 2009

	Previously Reported	Net Change	Restated
Cost of goods sold-Civil construction	$9,224,530	$199,386	$9,423,916
Gross Profit	2,977,685	(199,386)	2,778,299
General & administrative expenses	1,620,745	23,614	1,644,359
Total operating expenses	1,880,531	23,614	1,904,145
Total income from operations	1,097,154	(223,000)	874,154
Income before income taxes and noncontrolling interest	598,216	(223,000)	375,216
Net income	478,772	(223,000)	255,772
Net income attributable to noncontrolling interest	(314,943)	96,616	(218,327)
Net income attributable to Cavico Corp.	$163,829	(126,384)	$37,445
Net income per common share-basic and diluted	$0.05	(0.04)	$0.01

Statement of Operations and Comprehensive Income for the Six Months Ended June 30, 2009

	Previously Reported	Net Change	Restated
Cost of goods sold-Civil construction	$17,082,004	$495,489	$17,577,493
Gross Profit	5,340,365	(495,489)	4,844,876
Bad debt expenses	108,904	30,286	139,190
General & administrative expenses	3,064,270	47,226	3,111,496
Total operating expenses	3,342,375	77,512	3,419,887
Total income from operations	1,997,990	(573,001)	1,424,989
Income before income taxes and noncontrolling interest	1,169,499	(573,001)	596,498
Net income before noncontrolling interest	823,841	(573,001)	250,840
Net income attributable to noncontrolling interest	(519,810)	236,029	(283,781)
Net income(loss) attributable to Cavico Corp.	$304,031	(336,972)	$(32,941)
Net income per common share-basic and diluted	$0.10	(0.11)	$(0.01)

Statement of Cash Flows for the Period Ended June 30, 2009

	Previously Reported	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$823,841	(573,001)	$250,840
Increase in accounts receivable and other current assets	(5,411,326)	234,745	(5,176,581)
Increase in construction WIP	(8,133,101)	338,256	(7,794,845)
Net Cash Used in Operating Activities	(2,077,309)	-	(2,077,309)

NOTE 15-SUBSEQUENT EVENT

On August 6, 2010, the Company issued two 8% convertible debentures with maturity date of August 6, 2011 totaling $200,000. The holders have the right to convert all or any portion of the outstanding principal amount and/or accrued interest into fully paid and non-assessable shares of the Common Stock at the Conversion Price , the lesser of (i) fifty-eight percent (58%) of the lowest closing price of the common stock during the 10 trading days immediately preceding the conversion date or (ii) fifty-eight percent (58%) of the closing price on the date of issuance of the debenture. The number of conversion shares would not exceed the difference between the number of shares of common stock beneficially owned by the holder and 4.99% of the outstanding shares of common stock of the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and entities in which the Company has less than fifty percent ownership. Pursuant to ASC Topic 810-10-15-18 through 15-22, the Company has determined that the Company has a controlling financial interest by contractual management arrangement in the entities in which the Company has less than fifty percent ownership.  . The Company has the power to control the majority of the voting interest through its ownership and agreements with other stockholders.   The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits the Company received from these entities.

The assets in the consolidated financial statements are increased by $27,887,324 or 26% from $107,390,803 to $135,278,127 liabilities are increased by $22,577,798 or by 23% from $100,183,740 to $122,761,538, total revenues are increased by $5,455,465 or 23% from $23,842,817 to $29,298,282 and the net loss attributable to the Company was increased by $463,624 or by 16% from $2,818,362 to $3,281,986 by the entities in which the Company has less than fifty percent ownership shares net income before minority interest  generated from the entities in which the Company has less than fifty percent ownership shares was 32% of total net income before minority interest for the period ended June 30, 2010.

The unaudited consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	43% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	64%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	40%
Cavico Stone and Mineral JSC	27%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	94%
Cavico Land JSC	15%
Cavico Son La JSC	100%

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

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, the Company had to reduce our ownership in this entity to 50.16% in 2006. In 2008, the Company’s percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.  As of December 31, 2009, ownership remained at 25.55%

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining and Construction JCS (“Cavico Mining”) entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. This Stock Purchase Agreement was consummated on February 11, 2010. As a result, the Company owned 50.24% of the total issued and outstanding ordinary shares of Cavico Mining. During the second quarter of 2010, the Company sold 910,000 shares of Cavico Mining at average Vietnamese Dong 25,164 per share (approximately $1.36 per share) in the open market and the Company owns 42.69% of Cavico Mining as of June 30, 2010. Cavico Mining is included in the unaudited consolidated financial statements for the period ended June 30, 2010 since the Company has a controlling financial interest in Cavico Mining per ASC 810, 10-15-22.

The income statement for the period ended June 30, 2010 includes the financial data of Cavico Mining as if Cavico Mining was consolidated at the beginning of the period, January 1, 2010.  The Company evaluated the effects of the consolidation of Cavico Mining on its current period income statement and has determined that there is no material effect to the Company’s consolidated financial statements taken as whole for the period ended June 30, 2010. The income statement and the effect of consolidation for Cavico Mining for the month of January 2010 are presented as follows;

Revenue (before consolidating elimination)	$796,057
Cost of goods sold (before consolidating elimination)	669,685
Gross profit	126,372
Operating Expenses:
General & administrative expenses	49,993
Total income from operations	76,379
Other income (expenses):
Interest expense	(1,002)
Interest income	50
Income before income taxes	75,427
Income taxes expenses	18,857
Net income (before consolidation adjustment)	$56,570

Income attributable to non-controlling interest (74.45%)	$42,116
Income attributable to Cavico under equity method (25.55%)	$14,454

Income attributable to non-controlling interest in consolidation (49.76%)	$28,149
Income attributable to Cavico (50.24% )	$28,421

Difference in income attributable to Cavico from consolidation	$13,967

The difference in the income attributable to Cavico from consolidation at January 1, 2010 does not have material effect on net income (loss) for the period ended June 30, 2010.

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

Other Comprehensive Income

We report and display comprehensive income and its components in a full set of general-purpose financial statements. Our unrealized loss of $1,114,356 and $7,106 for the period ended June 30, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. We also recorded an unrealized loss of $23,446 and an unrealized gain of $947,969 on investments available for sale for the period ended June 30, 2010, and 2009, respectively.

Results of Operations

As a result of the acquisition of Cavico Mining effective February 11, 2010, the financial information for June 30, 2010 includes the operation of Cavico Mining whereas June 30, 2009 does not include Cavico Mining.

Results of operations for the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009.

Total Sales

We generated $14,695,975 in revenues during the three-months ended June 30, 2010 compared to $13,615,730 during the three-months ended June 30, 2009, mostly from civil construction projects. The Company’s revenues from civil construction decreased by $103,495 or 1% to $11,833,191 for the three-months ending June 30, 2010 from $11,936,686 for the same period in 2009. This slight decrease in revenue is due to the early stages of Company’s current hydropower construction projects and the finalization of other projects in 2009. As the current projects progress, we will be able to recognize more revenues associated with each project as we complete the future phases The Company’s revenues from mining construction was $575,512 from Cavico Mining, a newly consolidated company. The Company’s revenues from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $608,228 or 36% to $2,287,272 for the three-months ending June 30, 2010 from $1,679,044 for the three-months ending June 30, 2009. This was primarily due to an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009 are as follows:

	Song Tranh	A Luoi	Ta Trach	Dong Nai 3	Algeri
2010
Revenue	$745,011	$2,241,982	$496,240	$736,249	$1,731,896
Cost of goods sold	837,868	1,872,945	410,755	686,152	1,308,133
Gross Profit	(92,857)	369,037	85,485	50,097	423,763
Gross Profit %	(12%)	16%	17%	7%	24%

2009
Revenue	$653,339	$1,951,340	$461,383	$-	$1,448,798
Cost of goods sold	532,385	1,597,987	395,413	-	1,090,967
Gross Profit	120,954	353,353	65,970	-	357,831
Gross Profit %	19%	18%	14%	-	25%

Contract Amount	11,727,953	49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010	2007-2011	2009-2011	2007-2010	2008-2011

Comparisons for Major Projects

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $290,642 or 15% to $2,241,982 for the three-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from A Luoi Tunnel project increased by $274,958 or 17% for the three-months ended June 30, 2010 compared to 2009. The percentage of cost of goods sold to sales for this project increased to 84% for the three-months ended June 30, 2010 compared to 82% for the same period in 2009. The gross profit from A Luoi Tunnel increased by $15,684 in the three-months ended June 30, 2010 or 4% over the same period in 2009. The gross profit percentage for this project decreased from 18% to 16%. The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes. In addition, the price of main materials increased significantly from the previous year; steel prices increased 30% from $540/ton to $700/ton, fuel prices increased 33% from $0.6/liter to $0.8/liter. The Company recognized an  impairment loss of $5,218 in the three-months ended June 30, 2010 as the work-in-process exceeded the anticipated revenue on the project.
Algeri Project

The revenues from Algeri Project increased by $283,098 or 20% for the three-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from Algeri project increased by $217,166 or 20% for the three-months ended June 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to revenues for this project increased to 76% in 2010 compared to 75% in 2009. The gross profit from Algeri project increased by $65,932 or 18% in the three-months ended June 30, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the three-months ended June 30, 2010. The gross profit percentage to sales for Algeri project decreased from 25% to 24% in the three-months ended June 30, 2010 compared to the same period in 2009.

Song Tranh Project

The revenues from Song Tranh Project increased by $91,671 or 14% for the three-months ended June 30, 2010 compared to the same period in 2009. The revenue for 2010 included the revenue generated from tunnel concrete lining and as well as tunnel excavation work compared to revenue from tunnel excavation in 2009.  The cost of goods sold for Song Tranh project increased by $305,483 or 57% for the three-months ended June 30, 2010 compared to the same period in 2009. The Company impaired the excess costs over the expected revenue during the three-months ended June 30, 2009 in the amount of $28,587. No additional impairment loss was recorded during the three month ended June 30, 2010 since the amount reserved for work in process for this project exceeded the unrecoverable costs. The percentage of cost of goods sold to sale for this project was increased to 112% in 2010 compared to 81% in 2009. This increase of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining of over-break excavated tunnel due to bad geological conditions which were not reimbursed from the customer yet.  The gross profit from Song Tranh project decreased by $213,811 or 177% in the three-months ended June 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project decreased from 19% to (12%) in the three-months ended June 30, 2010 compared to the same period in 2009

Dong Nai 3

The revenues from Dong Nai 3 Project was $736,249 for the three-months ended June 30, 2010 compared to $0 for the same period in 2009. The Dong Nai 3 Project had no revenue for the second quarter of 2009 due to a delay in obtaining a drilling machine. The cost of goods sold from Dong Nai 3 project was $686,152 for the three-months ended June 30, 2010. The percentage of cost of goods sold to sale for this project was 93%. The gross profit from Dong Nai 3 project was $50,097 or 7% per sale.

Ta Trach

The revenues from Ta Trach Project increased by $34,857 or 8% for the three-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from Ta Trach project increased by $15,342 or 4% for the three-months ended June 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 83% in 2010 compared to 86% in 2009. The gross profit from Ta Trach project increased by $19,515 or 30% in the three-months ended June 30, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the three-months ended June 30, 2010 as the project progressed compared to a small operation as the project started in 2009. As a result, the gross profit percentage to sales for Ta Trach project also increased from 14% to 17% in the three-months ended June 30, 2010 compared to the same period in 2009.

Cost of production

Costs of Goods Sold were $14,237,212 and $10,837,431 for the three-months ended June 30, 2010 and 2009, respectively.  Cost of Goods sold includes capitalization of interest expenses of $1,401,024 and $1,146,752 for the three-months ended June 30, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) increased by $3,145,509 or 32% to $12,836,188 for the three-months ending June 30, 2010 from $9,690,679 for the three-months ending June 30, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 16% to 87% for the three-months ended June 30, 2010 from 71% of sales for the same period in 2009.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in price of main materials such as fuels ( increased 33%), steel (increased 30%), cement, materials and spare parts and impairment of work-in-process for certain projects amounting $287,882 as the Company determined that the excess costs over the expected revenues on certain projects are not recoverable.

The Company’s cost of goods sold for civil construction for the three-months ended June 30, 2010 was $11,915,423, of which as a percentage of sales increases by 22% to 101% for the three-months ended June 30, 2010 from 79% of sales for the period ended June 30, 2009. The Company’s cost of goods sold for mining construction for the three-months ended June 30, 2010 was $626,059, which as a percentage of sales was 109%. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended June 30, 2010 was $1,695,730, of which as a percentage of sales decreased by 10% to 74% for the three-months ended June 30, 2010 from 84% for the same period in 2009.

Gross Profit

Gross profit for the three-months ended June 30, 2010 was $458,763 or 3% of sales compared to $2,778,299 or 20% of sales for the three-months ended June 30, 2009. The decrease in gross profit was primarily due to a decrease in gross profit of $2,595,002 from civil construction from $2,512,770 to loss of $82,232 in the second quarter 2009 and 2010.  The gross profit percentage for civil construction projects decreased to (1%) in the second quarter of 2010 compared to 21% in 2009.  This decrease in gross profit percentage was primarily due to an increase in price of main materials and the impairment loss on certain projects, as described above in “Comparisons for Major Projects”. The gross profit from commercial activities increased by $326,013, and the gross profit percentage increased from 16% to 26%. This increase is mainly due to an increase in the demand in trading which caused higher margins in the second quarter of 2010 as compared to same period of 2009.

Operating Expenses

The company’s operating expenses for the three-months ended June 30, 2010 were $2,867,385 compared to $1,904,145 for the same period in 2009, with an increase of $963,240. The increase was mainly due to an increase in bad debt expense and was affected by the following:

•	Payroll expenses increased by $213,380 to $697,347 for the three-months ended June 30, 2010 from $483,967 for the same period in 2009.

•	Rent expenses decreased by $38,247 to $122,153 for the three-months ended June 30, 2010 from $83,906 for the same period in 2009.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $110,485 to $608,404 for the three-months ended June 30, 2010 from $497,919 for the same period in 2009.

•	Selling expenses increased by $43,284 to $194,166 for the three-months ended June 30, 2010 from $150,882 for the same period in 2009.

•	Other administration cost of subsidiaries decreased by $16,714 to $561,855 for the three-months ended June 30, 2010 from $578,569 for the same period in 2009.

Bad debt expenses for the three-months ended June 30, 2010 was $683,460 compared to $108,904 for the same period in 2009.

Other Income (expenses)

The total other income (expenses) increased by $665,915 to $166,977 as income for the three-months ended June 30, 2010 from $498,938 as expense for the three-months ended June 30, 2009. This increase in other income (expense) in 2010 is mainly due to a gain on sale of shares interest in a subsidiary of $408,980 for the three-months ended June 30, 2010 compared to $0 in the same period in 2009. Other income also includes gain from disposal of fixed assets of $134,728 for the three-months ended June 30, 2010 compared to $8 in 2009. Other income during the three-months ended June 30, 2010 was $42,538 compared to $65,308 for the same period in 2009. In addition, a gain on foreign currency exchange of $44,321 was recorded for the three months ended June 30, 2010 compared to a loss of $119,192 in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest decreased by $142,681 to $469,273 for the three-months ended June 30, 2010 from $611,954 for the same period in 2009.

Net Income

The Company had net loss of $1,796,800 and net income of $37,445 for the three-months ended June 30, 2010 and 2009, respectively. The net loss for the Company excluding net income attributable to non-controlling interest was $2,467,253 compared to net income of  $255,772 for the same period in 2009.

The net income(loss) per share was ($0.59) and $0.01 for the three-months ended June 30, 2010 and 2009, respectively.

Results of operations for the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009.

Total Sales

We generated $29,298,282 in revenues during the six-months ended June 30, 2010 compared to $25,469,972 during the six-months ended June 30, 2009, mostly from civil construction projects. The Company’s revenues from civil construction increased by $8,498 or less than 0.1% to $21,913,761 for the six-months ending June 30, 2010 from $21,905,263 for the same period in 2009. As current hydropower construction projects progress, we will be able to recognize more revenues associated with each project as we complete the future phases. The Company’s revenues from mining construction was $1,342,859 from Cavico Mining, a newly consolidated company. The Company’s revenues from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $2,476,953 or 69% to $6,041,662 for the six-months ending June 30, 2010 from $3,564,709 for the six-months ending June 30, 2009. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009 are as follows:

	Song Tranh	A Luoi	Ta Trach	Dong Nai 3	Algeri
2010
Revenue	$1,404,628	$4,514,767	$1,420,216	$1,623,452	$3,462,900
Cost of goods sold	1,484,136	3,889,647	1,192,425	1,475,826	2,620,043
Gross Profit	(79,508)	625,120	227,791	147,626	842,857
Gross Profit %	(6%)	14%	16%	9%	24%

2009
Revenue	$1,099,236	$3,770,664	$687,044	$179,484	$2,326,930
Cost of goods sold	851,649	2,934,655	594,882	143,928	1,803,745
Gross Profit	247,588	836,009	92,162	35,556	523,184
Gross Profit %	23%	22%	13%	20%	22%

Contract Amount	11,727,953	49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010	2007-2011	2009-2011	2007-2010	2008-2011

Comparisons for Major Projects

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project increased by $744,103 or 20% to $4,514,767 for the six-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from A Luoi Tunnel project increased by $954,992 or 33% for the six-months ended June 30, 2010 compared to 2009. The percentage of cost of goods sold to sales for this project increased to 86% for the six-months ended June 30, 2010 compared to 78% for the same period in 2009. The gross profit from A Luoi Tunnel decreased by $210,889 in the six-months ended June 30, 2010 or 25% over the same period in 2009. The gross profit percentage for this project decreased from 22% to 14%. The Company encountered 900 meters long of tunnel excavation with worse geological condition than expected. The lower production caused lower revenue and increased higher cost of goods sold rate per revenue. The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes. In addition, the price of main materials increased significantly from previous year as described earlier. The Company recognized impairment loss of $5,218 in the six-months ended June 30, 2010 as the work-in-process exceeded the anticipated revenue on the project.

Algeri Project

The revenues from Algeri Project increased by $1,135,970 or 49% for the six-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from Algeri project increased by $816,298 or 45% for the six-months ended June 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to revenues for this project was decreased to 76% in 2010 compared to 78% in 2009. The gross profit from Algeri project increased by $319,672 or 61% in the six-months ended June 30, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the six-months ended June 30, 2010. The gross profit percentage to sales for Algeri project increased from 22% to 24% in the six-months ended June 30, 2010 compared to the same period in 2009.

Song Tranh Project

The revenues from Song Tranh Project increased by $305,391 or 28% for the six-months ended June 30, 2010 compared to the same period in 2009. The revenue for 2010 included the revenue generated from tunnel concrete lining and as well as tunnel excavation work compared to revenue from tunnel excavation in 2009.  The cost of goods sold for Song Tranh project increased by $632,487 or 74% for the six-months ended June 30, 2010 compared to the same period in 2009. The Company impaired the excess costs over the expected revenue during the six-months ended June 30, 2009 in the amount of $28,587. No additional impairment loss was recorded during the six month ended June 30, 2010 since the amount reserved for work in process for this project exceeded the unrecoverable costs. The percentage of cost of goods sold to sale for this project was increased to 106% in 2010 compared to 77% in 2009. This increase of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining of over-break excavated tunnel due to bad geological conditions which were not reimbursed from the customer yet.  The gross profit from Song Tranh project decreased by $327,095 or 132% in the six-months ended June 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project decreased from 23% to (6%) in the six-months ended June 30, 2010 compared to the same period in 2009

Dong Nai 3

The revenues from Dong Nai 3 Project increased by $1,443,968 or 805% for the six-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from Dong Nai 3 project increased by $1,331,898 or 925% for the six-months ended June 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was increased to 91% for the six-months ended June 30, 2010 compared to 80% in the same period in 2009. The gross profit from Dong Nai 3 project was increased by $112,070 or 315% in the six-months ended June 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Dong Nai 3 project decreased from 20% to 9% in the six-months ended June 30, 2010 compared to the same period in 2009. This decrease in gross profit percentage to sales is due to a large increase in price of main materials from previous year.

Ta Trach

The revenues from Ta Trach Project increased by $733,172 or 107% for the six-months ended June 30, 2010 compared to the same period in 2009. The cost of goods sold from Ta Trach project increased by $597,543 or 100% for the six-months ended June 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 84% in 2010 compared to 87% in 2009. The gross profit from Ta Trach project increased by $135,629 or 147% in the six-months ended June 30, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the six-months ended June 30, 2010 as the project progressed compared to a small operation as the project started in 2009. As a result, the gross profit percentage to sales for Ta Trach project also increased from 13% to 16% in the six-months ended June 30, 2010 compared to the same period in 2009.

Cost of production

Costs of Goods Sold were $27,514,074 and $20,625,096 for the six-months ended June 30, 2010 and 2009, respectively.  Cost of Goods sold includes capitalization of interest expenses of $2,336,261 and $1,928,890 for the six-months ended June 30, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) increased by $6,481,607 or 35% to $25,177,813 for the six-months ending June 30, 2010 from $18,696,206 for the six-months ending June 30, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 13% to 86% for the six-months ended June 30, 2010 from 73% of sales for the same period in 2009.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in price of main materials such as fuels ( increased 33%), steel (increased 30%), cement, materials and spare parts and impairment of work-in-process for certain projects amounting $287,882 as the Company determined that the excess costs over expected revenues on certain projects are not recoverable.

The Company’s cost of goods sold for civil construction for the six-months ended June 30, 2010 was $21,027,608, of which as a percentage of sales increases by 16% to 96% for the six-months ended June 30, 2010 from 80% of sales for the period ended June 30, 2009. The Company’s cost of goods sold for mining construction for the six-months ended June 30, 2010 was $1,369,779, of which as a percentage of sales was 102%. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the six-months ended June 30, 2010 was $5,116,687, of which as a percentage of sales increased by 0% to 85% for the six-months ended June 30, 2010 from 85% for the same period in 2009.

Gross Profit

Gross profit for the six-months ended June 30, 2010 was $1,784,208 or 6% of sales compared to $4,844,876 or 19% of sales for the six-months ended June 30, 2009. The decrease in gross profit was primarily due to a decrease in gross profit of $3,441,617 from civil construction from $4,327,770 to $886,153 in the six-months ended June 30, 2009 and 2010.  The gross profit percentage for civil construction projects decreased to 4% in the six-months ended June 30, 2010 compared to 20% in 2009.  This decrease in gross profit percentage was primarily due to an increase in price of main materials and the impairment loss on certain projects, as described above. The gross profit from commercial activities increased by $407,869, and the gross profit percentage remained unchanged at 15%.

Operating Expenses

The company’s operating expenses for the six-months ended June 30, 2010 were $4,983,423 compared to $3,419,887 for the same period in 2009, with an increase of $1,563,536. The increase was mainly due to an increase in bad debt expense and was affected by the following:

•	Payroll expenses increased by $321,979 to $1,466,723 for the six-months ended June 30, 2010 from $1,144,744 for the same period in 2009.

•	Rent expenses increased by $24,671 to $241,755 for the six-months ended June 30, 2010 from $217,084 for the same period in 2009.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $225,711 to $905,349 for the six-months ended June 30, 2010 from $679,638 for the same period in 2009.

•	Selling expenses increased by $163,800 to $333,001 for the six-months ended June 30, 2010 from $169,201 for the same period in 2009.

•	Other administration cost of subsidiaries increased by $60,815 to $1,130,845 for the six-months ended June 30, 2010 from $1,070,030 for the same period in 2009.

Bad debt expenses for the six-months ended June 30, 2010 was $905,750 compared to $139,190 for the same period in 2009.

Other Income (expenses)

The total other expenses decreased by $776,978 to $51,513 for the six-months ended June 30, 2010 from $828,491for the six-months ended June 30, 2009. This increase in other income (expense) in 2010 is mainly due to a gain on sale of shares interest in subsidiary and gain on investment at fair value of $561,967 during the six-months ended June 30, 2010 compared to $0 in the same period in 2009. Other income also includes gain from disposal of fixed assets of $134,728 for the six-months ended June 30, 2010 compared to $8,201 in 2009. Other income during the six-months ended June 30, 2010 was $58,748 compared to $48,739 for the same period in 2009. In addition, gain on foreign currency exchange of $31,666 was recorded for the six months ended June 30, 2010 compared to loss of $53,692 in the comparable prior period. This relates to re-measurement of debts in different currencies.

Interest expenses excluding capitalized interest decreased by $199,222 to $869,773 for the six-months ended June 30, 2010 from $1,068,995 for the same period in 2009.

The Company’s income before interest, depreciation and amortization, income tax and non-controlling interest for the six-months ended June 30, 2010 and 2009 was $884,393 and $4,978,142, respectively.

Net Income

The Company had net loss of $3,281,986 and $32,941 for the six months ended June 30, 2010 and 2009, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $3,673,274 compared to $250,840 for the same period in 2009.

The net loss per share was $1.08 and $0.01 for the six months ended June 30, 2010  and 2009, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of June 30, 2010 increased by $,8,323,387 to $31,951,968 compared to $23,628,581 as of December 31, 2009 as current assets increased less than the increase in current liabilities.  The major factors contributing to this decrease in working capital as of June 30, 2010 compared to December 31, 2009 were an increase of $4,034,375 in current construction work in process compared to an increase of $8,934,397 in current notes payable. Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $63,675,101 in maturing debts in one year from June 30, 2010.

As of June 30, 2010, we had $3,632,196 in cash, current accounts receivable of $15,575,628, an inventory of $4,518,078, a construction WIP of $29,915,498 and net fixed assets of $28,758,448. Our current accounts receivable was decreased by $234,361 from the prior year end. Our current construction WIP for the current period was increased by $4,034,375 from the prior year end. We anticipate our accounts receivable and inventory will continue to increase in 2010 as we completed and added more new projects.

We have current receivables, long-term receivables and work in process with the following characteristics:

	June 30, 2010	December 31, 2009
Accounts receivable -trade- net	$15,575,628	$15,809,989
Receivable - other	9,473,527	10,550,284
Work in process	30,069,464	25,881,123
Receivables and advances from related parties	1,442,427	984,684
Long-term retention receivables	13,289,885	11,400,629
Long-term work in process	13,493,709	3,054,564

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

At June 30, 2010, the balance of accounts receivable-trade that was outstanding for more than six months was $9,413,706, $4,697,237 of this amount was from the Buonkuop, Daksrong, Dakmi 4 and Buon tuasha projects. Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2010, we had a reserve for doubtful accounts of $1,889,881.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $2,216,778 of advances, $3,537,089 of prepayments to suppliers and $3,719,660 of other short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of June 30, 2010, the entire balance is expected to be collected or expensed within the year. Advances and prepayments  to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of June 30, 2010, the balance of work in process was $43,563,173 of which approximately $27,661,628 was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed $4,607,370 by September 30, 2010, expected to bill $17,154,870 by June 30, 2011.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Tua Srah Hydropower Project, Song Tranh Hydropower project and A Luoi Hydropower project, which totals approximately $13,756,031.  As of June 30, 2010, we had reserved $2,113,088 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate  of completion for payment (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer.  Long-term work in process is $13,493,709 as of June 30, 2010. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $523,386 and advances of $919,041 as of June 30, 2010.

Long term retention receivable has a balance of $13,289,885 at June 30, 2010. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All four projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power was scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 was approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. Since the construction of this project was completed in June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Luoi Road project.

Current liabilities-Our total current liabilities as of June 30, 2010 were $101,358,599 which was increased by $11,840,869 from the prior year end. The current liabilities were represented mainly accounts payable of $17,816,432, accrued expenses of $8,610,784, advances from customers of $6,677,798, and short term loans, including loans from related parties of $64,011,783..Current Notes payable including loans from related parties increased by $9,050,988 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as Ta Trach Dam, Ngan Truoi Dam. At June 30, 2010, the Company's current liabilities exceeded current assets by $32,105,933.

Construction loans-At June 30, 2010, we had $69,548,881 in construction loans, of which $63,675,101 are classified as short-term construction loans with annual interest rates ranging from 10% to 18.6%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner. These construction loans are made by the banks for a specific project.
Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction equipment, at June 30, 2010 was approximately $14.7 million, 21% of total construction loans.

These loans mature from July 4, 2010 through May 17, 2017. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and every month, our customer or its financing source, pays us the interim payment for our completed work, less a retention percentage (which we will collect at the end of the warranty period). When the payment is received, it is put into the deposit account which was set up with the bank upon signing the construction loan and from which we repay the bank for monthly interest and principal when due. The remaining balance of this account will be used by the company for expenses related to this contract or corporate purposes.  When we need to pay to the suppliers or sub-contractors and other expenditures related to the contract, we submit to the bank documents such as supply contracts, subcontractor contract, invoices or demand letters. Upon approval of our submission, the bank issues Indebtedness Certificate. After this process, the bank transfers the funds to our bank account so that the payments can be made to our suppliers or sub-contractors.

Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of June 30, 2010, the outstanding balance was $39.1 million and available balances were $49.8 million as of June 30, 2010. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of June 30, 2010 was $32,105,933. As of June 30, 2010, long-term retention receivables and long-term work in process totaled $26,783,594.

We expect to renew these loans with the banks and repay the balances as we complete our projects. During the period ended June 30, 2010, we made $48,381,258 of payments on our notes payable. We also needed to draw down $55,164,419 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;
•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;
•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and
•	It may result in the banks repossessing up to $29.4 million of our equipment and other assets.

Cash flows

 The Company used cash of $5,967,663 in operating activities for the six-months ended June 30, 2010 compared to $2,077,309 from operating activities for the same period in 2009. The major reasons are a decrease in advances from customer of $2,553,493 in 2010 compared to $4,269,328 in 2009, a decrease in account payable and accrued expenses in the amount of $5,165,794 and $5,924,262 during the period ended June 30, 2010 and 2009, respectively and due to an increase in account receivable and other current assets of $5,839,450 during the period ended June 30, 2010 from $5,176,581 in 2009.

In investing activities, the Company generated net cash of $11,675 for the six-month ended June 30, 2010, as a result of a receipt of $1,244,362 from sale of shares interest in a subsidiary and $842,363 from withdrawals of investment which was reduced by $1,989,845 for the purchase of investments in nonconsolidated companies, and $922,895 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the six-month ended June 30, 2009, the Company used cash of $3,039,862 in investing activities, such as procurement of property and equipment totaling $3,609,753 and investment in other entities totaling $69,790 and received $639,681 from sale of fixed assets.

During the six-month ended June 30, 2010, the Company generated cash flows of $7,284,757 from financing activities, which included $55,391,261 from loan proceeds and repayments for loans of $48,452,564. During the six-month ended June 30, 2009, the Company generated cash flows of $5,806,673 from financing activities including $37,210,554 in repayments of loans to others and $43,066,306 from loan proceeds.

The Company generated net loss of $3,673,274 and net income of $250,840 including amounts attributed to noncontrolling interests in subsidiaries of ($391,288) and $283,781 for the six-months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had a contract backlog of approximately $304.6 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2010 that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Inflation Risk

Vietnam is currently experiencing high inflation. The inflation rate for six months ended June 30, 2010 has been 4.78%.

ITEM 4T -	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as the material weaknesses identified as of December 31, 2009 still exist as of June 30, 2010.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated   Framework   issued   by the   Committee   of   Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication, and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote likelihood   that a material misstatement  of the  financial  statements  will not be  prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2010:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the rules promulgated under the Exchange Act during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None .

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

CAVICO CORPORATION

Date: August 23, 2010	By:	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer Principal Executive Officer

Date: August 23, 2010	By:	/s/ June Kim
June Kim Chief Financial Officer Principal Financial Officer

Date: August 23, 2010	By:	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer