Form 10-K/A
period 2009-12-31
Cavico Corp
filed 2010-09-16
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

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

Securities Registered Pursuant to Section 12(g) of the Act:

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

PART I

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of Cavico Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010 (the "Original Filing"). This Amendment is being filed for the purpose of inclusion of additional disclosures which were omitted in the Original Filing.  These additional disclosures provide a better presentation of the financial statements and financial condition of the Company. This Amendment is an amendment of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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

History

We were incorporated in Delaware on September 13, 2004 under the name Laminaire Corp. On November 9, 2004, the name of the Company was changed to Agent 155 Media Group, Inc. On May 2, 2006, our name was changed to Cavico Corp.  Our website may be found at www.cavicocorp.com .  Our executive offices are located at 17011 Beach Blvd., Suite 1230, Huntington Beach, California, 92647.  Our telephone number is (714) 843-5456.

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

Project	Subsidiary (Ownership Interest in subsidiary)	Tunnel Size

Buon Kuop(1)	Cavico-Vietnam (100% owned)	280MW; length of 5180m, diameter of 8m
Ban Ve(2)	Cavico Transport JSC (69% owned)	320MW; length, of 1720m, diameter of 8m
Bac Binh(3)	Cavico-Vietnam (100% owned)	33MW; length of 2644m, diameter of 5.2m
Dong Nai 4	Cavico-Vietnam (100% owned)	340MW; length of 2926m, diameter of 5.5m to 9.2m
Dong Nai 3	Cavico-Vietnam (100% owned)	180MW; length of 1305m, diameter of 8m to 9.2m
Nam Chien	Cavico-Vietnam (100% owned)	210MW; length of 9126m, diameter of 3.8m
Bao Loc(4)	Cavico-Vietnam (100% owned)	24.5MW; length of 960m, diameter of 4.8m
A Luoi	Cavico-Vietnam (100% owned)	170MW; length of 12800m, diameter of 4.5m to 6.5m
Dak Mi 4	Cavico Power and Resource JSC (76% owned)	190MW; length of 3355m, diameter of 7.6m
Za Hung(5)	Cavico-Vietnam (100% owned)	30MW; length of 1500m, diameter of 6m
Dasiat(6)	Cavico-Vietnam (100% owned)	13.5MW; length of 2512m, diameter of 2.5m
Song Tranh 2	Cavico Bridge and Underground (66% owned)	190MW; length of 1200m, diameter of 9.9m
Song Giang 2	Cavico Hydropower Construction(72% owned)	37MW; length of 3900m &2 sub-tunnel of 650m, diameter 2.5m
Dak Sin 1	Cavico –Vietnam(100% owned)	28.4MW; tunnel length of 800m, diameter of 2.5m
Dakdrinh	Cavico Transport (69% owned)	125MW; length of 7500m, diameter of 4.5m
Thuong Kon Tum	Cavico Bridge and Underground (66% owned)	220MW; length of 1800m, diameter of 6.5m
Hua Na	Cavico Power and Resource JSC (76% owned)	180MW; length of 4500m, diameter of 7.5m
Song Bac	Cavico Vietnam (100% owned)	42MW; length of 4243m, diameter of 7.6m

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

In March 2009, Cavico Power and Resource JSC was awarded a $11.3 million contract  for the Hua Na Hydropower plant. Cavico will be responsible for constructing a diversion tunnel and coffer dam at the Hua Na Hydropower plant. Upon completion, the Hua Na Hydropower plant will generate 180 MW of power and will supply 706 million KW hours annually. This twin turbine plant will require an investment of approximately $250 million and will help ease the electricity shortage issues currently faced and thereby contributing to the growth of Central Vietnam provinces. Cavico expects the project to be completed in five years

In August 2009, Cavico Transport was awarded a contract for the 125 megawatt hydropower plant, owned by Dakdrinh Hydropower Company, which is funded with $212 million capital investment. Cavico’s portion of this project is $16 million with the construction expected to be completed within 60 months.  Cavico Transport will construct a 7.5 kilometers long and 4.5 meters wide water tunnel and tunnel Sections No.3, No.4, and No.5. Cavico Transport has recently signed two separate contracts with Dakdrinh Hydropower for Phases I and II of the Dakdrinh Hydropower Plant project totaling $13.4 million to extract, process, and transport stones.

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

Our minority-owned subsidiary, Cavico Tower, has commenced construction of the APEX Tower.  The ground breaking occurred in February, 2008. The APEX tower, which was designed by RDC Design, upon completion, will be a 27-story tower covering 14,960 square feet of land on Pham Hung Street, Tu Liem district in Hanoi. The state-of-the-art tower will consist of three floors for parking, eight elevators, and three stairways.  We plan to occupy seven floors of the tower for our headquarters and subsidiary offices and lease or sell the remaining 20 floors of the tower. The APEX Tower is located near the National Convention Center, which hosted the APEC 14 (Asia Pacific Economic Cooperation). Cavico Tower is funded by Military Bank. Cavico Tower obtained a long term loan from the bank to cover 70% of the project costs and it uses its own capital for 30% of project costs.

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

Equipment

The Company believes that it owns through its subsidiaries the largest private fleet of heavy construction equipment in Vietnam. The total value of all vehicles and pieces of machinery and equipment after depreciation at December 31, 2009, was $ 13,096,820  and includes the following equipment:

Type	Units
Tunnel Drill Machines 1 boom to 3 booms; for Tunnel Diameter from 8m2 to 80m2	23
Tunnel Wheel Loaders capacity from 2m3 to 3m3	31
Tunnel Dump Trucks capacity from 20 tons to 30 tons	24
Bulldozers capacity from 130hp to 385 hp	21
Excavators and wheel loaders capacity from 0.7m3 to 10m3	45
Off-Highway Dump Trucks capacity over 50 tons ( 32 m3 )	30
Light and medium Dump Trucks Capacity up to 15 tons	72
Open cut Drilling Rigs Dia 89mm - 225mm	20
Electronic Construction Survey Sets/Stations	36
Concrete Batching Plants capacity from 60 to 120m3/hour	10
Aggregate Crushing Plants/Stations capacity from 60 to 180 tons/hour	9
Concrete Pumps capacity up to 100m3/hour	118
Crawer Cranes capacity up to 100 tons	19
Site service cars	82
Other construction machinery and Equipment ( Generator sets, Air compressors, Transformers, shotcretes, pumps, Graders, Road Rollers, lift cars, Concrete mixer Trucks, sliding forms, etc )	496
Total	1,036

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
]

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

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov .

ITEM 1A.	RISK FACTORS

Risks Associated with Our Business

If we are unable to accurately estimate the overall risks or costs when we bid on a contract, we may achieve a lower than anticipated profit or incur a loss on the contract.

A portion of our revenues and contract backlog are typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. We recorded a loss of 562,074 during the year ended December 31, 2009 on contracts on which the anticipated future costs exceeded  projected revenue. This, in turn, could negatively affect our cash flow, earnings and financial position.  During the year ended December 31, 2009 and 2008, 4% and 14%, respectively, of our revenue was generated from fixed unit price contracts of which we have not experienced any losses due to cost overruns.

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

Our management identified  material weaknesses in internal control during its assessment of internal controls over financial reporting as of December 31, 2009.  We lack an effective and efficient period end closing process to timely prepare the financial statements for audits to meet financial reporting deadlines. We lacked effective accounting policies to record bad debt expense on recievables and writedowns on work-in-process. Management determined that we did not fully implement our transition to United States Generally Accepted Accounting Principles (“US GAAP”) which are different from the accounting principles used in Vietnam.  As a result, we were required to record material adjustments to the December 31, 2009 and 2008 financial statements to bring them into compliance.  The Company recorded additional costs of goods sold of $1,021,259 for losses on certain projects where anticipated future costs exceed the expected revenue amounting to $562,074 and write-off of advances on certain projects where no future benefits are expected amounting to $459,185 and other expenses of $276,498 for write-off of certain advances and receivables for total of  $1,297,757.  These adjustments and reclassification of accounts affected a reduction of total assets by $1,425,658 and reduction of liabilities by $127,901. In an effort to remediate the identified material weakness and to further enhance our internal controls, we are in the process of identifying and retaining a consultant who can work with our Vietnamese accounting team to identify US GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.

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

Net Sales

We generated $61,090,722 in net sales during the year ended December 31, 2009 compared to $51,936,936 during the year ended December 31, 2008, mostly from construction projects. The net increase in sales was 18% in U.S. dollars, reduced 5% by the 2009 change in U.S dollar/Vietnamese Dong exchange rates. The Company’s net sales  from civil construction increased by $5,074,288 or 11% to $52,575,960 for the year ending December 31, 2009 from $47,501,672 for the year ending December 31, 2008.  This increase was due to net sales from several new projects such as Ta Trach, Thern Hinbun, Dambri, Song Giang and Ngan Truoi projects as the progress billings upon completion on these projects are made and ALuoi and Algeri projects. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $4,079,498 or 92% to $8,514,762 for the year ending December 31, 2009 from $4,435,264 for the year ending December 31, 2008. This was primarily due an increase in demand of construction materials as Vietnam’s economy is recovering.

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

Gross Profit

The gross profit for the year ended December 31, 2009 was $5,787,140 or 9% of sales compared to $7,534,049 or 15% of sales for the year ended December 31, 2008. The decrease in gross profit in U.S. dollars was 23% from the prior year with 4% of the decrease caused by the 2009 change in U.S dollar/Vietnamese Dong exchange rates. The decrease in gross profit was primarily due to lower rate of increase in sales by $9,153,786 in comparison to an increase in cost of goods sold by $10,900,695. Due to the high inflation rate of 23% in 2008 in Vietnam, the cost of our construction materials increased in 2009. As a result of the higher costs of construction materials, we were reimbursed by our customers for our higher costs and we recognized higher revenue, For some items included in cost of goods sold, however, such as capitalized interest and machine parts, we were not reimbursed by our clients. Therefore, the gross margin for the year ended December 31, 2009 was lower than 2008 and this lower gross profit caused the lower income from operation for 2009. Since the inflation rate for 2009 was only 6.9% and anticipated to be 7.0% in 2010, we are not anticipating any material impact on our gross margin in 2010.

The decrease in gross profit was primarily from civil construction which decreased by $2,345,011 from $7,049,897 to $4,704,886 . The gross profit percentage for net sales in civil construction decreased to 9% in the year ended December 31, 2009 compared to 15% in 2008. These decreases in gross profit percentages resulted from decreases in the gross profit percentages of our major projects as explained above and completion of several projects which the costs of sales were much higher than revenue recognized at the completion stage due to costs of withdrawing machinery and completing engineering work. For those projects competed in 2009, revenues in the year 2009 decreased compared to the last year whereas the cost of goods sold of these projects increased significantly compared to the same period last year. In addition, in the year ended December 31, 2009, the Company recorded $1,021,259 for losses on certain projects which was charged to costs of goods sold.  These costs  were written off in connection with projects where anticipated future costs are over the expected revenue, amounting to $562,074, and write-offs of advances on certain projects where no future benefits are expected, amounting to $459,185 The gross profit from commercial activities increased by $598,103 to $1,082,255 in the year ended December 31, 2009 compared to $484,152 in 2008, as a percentage to sale increased from 11% in 2008 to 13% in 2009. This increase is mainly due to an increase in demand of construction materials as Vietnam’s economy is recovering.

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

•
Selling expenses were increased by $210,964 to $289,743 for the years ended December 31, 2009 from $78,779 for the year ended December 31, 2008. Our selling expenses increased in 2009 as we have promoted and added 15 new projects in 2009. During the fourth quarter of 2009, we reversed $192,176 of commission costs which was recorded in the third quarter of 2009 since related contract was cancelled. This contributed negative selling expenses in the fourth quarter in 2009.

The Company also recorded a bad debt expense of $128,748 and $212,828 for the years ended December 31, 2009 and 2008, respectively.  This decrease in bad debt expense is the result of a change in the methodology of recording the bad debt expense and other writeoffs.  The Company recorded writeoffs for work in process to cost of goods sold, amounting to $562,074, instead of to bad debt expense.  Pursuant to accounting policy, the allowance accounts are based on management’s judgment and  at a minimum are calculated based on the aging of the accounts receivables in accordance with our accounts receivable accounting policy. The increase in allowance was caused by the following changes.

The activities in the allowance accounts are as follows:

Allowance Account	Balance December 31, 2008	Bad Debt Allowance Expense		Charge-offs and Recoveries**	Reclassification and Adjustment	Balance December 31, 2009
Accounts receivable – trade	$227,759	$97,873		$-	$426,308	$751,940
Long-term retention	369,590	30,875		-	(343,308)	57,157
Subtotal	597,349	128,748	*	-	83,000	809,097

Work in process	162,380	239,322	***	(278,377)	-	123,325
Long-term work in process	681,114	322,752	***	(486,575)	-	517,291
Subtotal	843,494	562,074		(764,952)		640,616

Total	1,440,843	690,822		(764,952)	83,000	1,449,713

*   Amount agrees to income statement caption “Bad debt expenses”.
** Recoveries were immaterial in 2009.
*** Due to write-off costs in work in process where no future benefits are expected . These amounts  are charged to cost of goods sold.   The largest write-off was $196,190 associated with the Daksrong project.

The Company’s reserve for work in process (including long term) decreased from $843,494 at December 31, 2008  to $640,616 at December 31, 2009. This decrease in the reserve for work in process is due to (i) the writeoffs of work in process for projects in 2009 and (ii) after such writeoffs, a majority of the work in process balance was less than 270 days old which does not need to be reserved under the Company’s policies. For the year ended December 31, 2009, the Company’s reserve for doubtful accounts for long term retention receivable was reduced by $312,433 mainly as a result of reclassification of reserves related to current accounts receivables.

The Company’s operating income decreased from $961,872 for the year ended December 31, 2008 to a loss of $1,564,796  for the year ended December 31, 2009. $17,937 of this change was caused by the 2009 change in U.S dollar/Vietnamese Dong exchange rates.

Other Income (expenses)

The total other expenses increased by $1,279,568 to $3,218,461 for the year ended December 31, 2009 from $1,938,893 for the year ended December 31, 2008. This increase in other expense in 2009 is mainly due to an other-than-temporary impairment losses on  available-for-sale securities of $975,724 for the year ended December 31, 2009 compared to none in 2008. The Company recognized losses on available-for-sale securities for Habubank and PHI Group, Inc. (formerly, providential Holdings Inc.) as their reduced values were determined as other than temporary.  Other income also includes gain from disposal of fixed assets of $160,395 for the year ended December 31, 2009 compared to $44,345 in gain in 2008. Other income during the year ended December 31, 2009 was $304,194 compared to $45,258 in 2008. In addition, loss on foreign currency exchange of $232,270 was recorded for the year ended December 31, 2009 compared to $97,061 in the year 2008. This relates to re-measurement of debts in different currencies. Loss from investment in Cavico Mining during the year ended December 31, 2009 was $141,477 compared to an income of $130,131 for the year 2008.

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

Net Income

The Company had net loss of $4,761,994 for the year ended December 31, 2009, compared to $631,816 net income for the year ended December 31, 2008. Included in the net income and loss was the tax expenses of $447,295 in the year ended December 31, 2009 compared to the tax benefit of $2,392,347 in 2008. The net loss for the Company excluding net loss attributable to non-controlling interest was $5,230,552 compared to net income of $1,415,326 for the year 2008. Other factor of the significant decrease in net income for the year ended December 31, 2009 compared to 2008 was the reduction of the gross profit of $1,746,908. This reduction of gross profit was caused by the higher costs of goods sold recorded for several projects completed during 2009, material write-off of advances on certain projects due to uncertainty of future benefits and recognition of project loss on the projects for which the future expected revenue was lower than the costs totaling $1,021,259.  In addition,  other-than-temporary impairment losses on  available-for-sale securities of $975,724 was recorded for the year ended December 31, 2009.

The below table reflects the allocation of costs initially recorded in the fourth quarter of 2009 to applicable previous quarters in 2009 of $1,021,259 for losses on certain projects where anticipated future costs exceed the expected revenue amounting to $562,074, write-off of advances on certain projects where no future benefits are expected amounting to $459,185, and other expenses of $276,498 for write-off of certain advances and receivables, for total of $1,297,757.

	Mar. 31, 2009		Jun. 30, 2009	Sep. 30, 2009		Dec. 31, 2009
Gross profit-Previously reported		$2,362,680	$2,977,685		1,052,180		(605,404)
-As restated/adjusted		2,066,577	2,778,299		1,052,180		(109,916)
Operating expenses- Previously reported		1,461,844	1,880,531		2,578,786		1,430,775
-As restated/adjusted		1,515,742	1,904,145		2,578,786		1,353,263
Net income(loss) before income tax and non-controlling interest - Previously reported		571,283	598,216		(3,084,165)		(2,868,589)
-As restated/adjusted		221,282	375,216		(3,084,165)		(2,295,589)
Net income(loss) attributable to Cavico-Previously reported		140,204	163,829		(2,603,989)		(2,462,036)
-As restated/adjusted		(70,386)	37,445		(2,603,989)		(2,125,064)
Net income (loss) per share-Previously reported		$0.05	$0.05	$	(0.85)	$	(0.81)
-As restated/adjusted	$	(0.02)	$0.01	$	(0.85)	$	(0.70)

No restatement was made for the third quarter of 2009 as the impact of errors was immaterial to the financial statements.

The Company incurred a loss before income tax and non-controlling interest of $2,295,589 in the fourth quarter of 2009. This was mainly caused by the low gross profit in both construction and commercial segment operations in the fourth quarter. The low gross profit in construction operations resulted from several new contracts added in 2009 as the Company normally incur higher upfront costs due to mobilization and set up expenses. Additionally, the Company completed a few projects which also required higher costs for wrap-up activities. The Company also wrote off certain advances of $185,872 and certain work-in-process for which no future benefits are expected or anticipated costs exceeded the expected future revenue of $456,669 to costs of goods sold in the fourth quarter of 2009. The gross margin for commercial business decreased significantly since overall material costs increased as a result of the high inflation rate in Vietnam in 2008. In addition, the Company recorded $134,198 loss from sale of marketable securities and $246,184 loss from non-consolidating joint venture in the fourth quarter of 2009.

The effective tax rate in Vietnam was 25% and 28% of taxable profits for 2009 and 2008, respectively.

During 2008 the Vietnamese government equivocated  its position on taxation for gain on sale of securities. As a result, the tax charged in 2007 on the gain from the Company’s securities trading activities was reversed during the year ended December 31, 2008.   Subsequently, the Vietnamese government reinstated the tax on marketable securities, retroactively effective to January 1, 2009.

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

At December 31, 2009,  $8,590,159 or 52% of our accounts receivable-trade was outstanding less than 90 days and 19 % of our accounts receivable balance was outstanding over 90 days but less than 180 days.  The balance of accounts receivable-trade that was outstanding for more than six months was $4,769,787, $3,358,763 of this amount was from the Buonkuop, Daksrong, Dakmi 4 and Buon tuasha projects.  $153,838 of the balances from these projects was collected by March 31, 2010 and additional $703,994 was collected on other accounts receivable accounts aged more than six months.  The remaining balance in the accounts receivable –trade outstanding for more than six months of $3,911,955 is expected to be paid by the end of year 2010.  The ratio of accounts receivable balance to sales was 26% at December 31, 2009 compared to 22% at December 31, 2008. This increase was due to the higher collection toward the end of the year 2008 compared to 2009.  Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, we had a reserve for doubtful accounts of $751,940.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

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

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of December 31, 2009, the balance of work in process was $28,935,687  of which $11,923,397 or 40% of work in process was outstanding less than 90 days and  approximately 21% of work in process balance was outstanding less than 180 days.  $11,322,648 of the balance was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed and collected $1,965,948 by March 31, 2010, expected to bill $6,674,228 by December 31, 2010.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Tua Srah Hydropower Project, Song Tranh Hydropower project and A Luoi Hydropower  project, which totals approximately $12,329,160.  As of December 31, 2009, we had reserved $640,616 against work in process balances.

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

Long term retention receivable has a balance of $11,400,629 at December 31, 2009. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All three projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power was completed in October 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 is approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. This $1 million and any other long-term retention balance associated with this project is expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Loid Road project. The estimated dates and amounts we expect to collect the long term retention receivable are as follows;

Expected dates of collection

December 31, 2011	$3,715,749	32.6%
December 31, 2012	3,812,750	33.4%
December 31, 2013	3,872,130	34.0%
Total	$11,400,629	100%

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

Substantially all of our revenues and expenses are denominated in Dong.  However, we use the United States dollar for financial reporting purposes.   Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in Vietnam. Our total equity for the years ended December 31, 2009 and 2008 was decreased by $641,095 and $1,093,320, respectively by the foreign currency translation adjustments. These foreign currency adjustments in stockholders ‘equity were caused by the increase in conversion rates from Vietnamese Dong to US dollars from 16,977 (Dong) at December 31,2008 to 17,941 (Dong) at December 31, 2009.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which the Company is the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which the Company is the primary beneficiary. The Company is the primary beneficiary because the Company expects to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts.  The Company’s ownership and related party ownership in these subsidiaries with less than fifty percent ownership as of December 31, 2009 are as follows;

	Ownership %	Ownership %
	Cavico & Sub	Related Parties	Total
Cavico Energy Construction JSC	38%	22%	60%
Cavico Tower	33%	29%	62%
Cavico Manpower	40%	28%	68%
Cavico Land JSC	15%	13%	28%
Cavico Stone & Mineral JSC	45%	26%	71%

Per paragraph 16 of ASC Topic 810 or FIN46R, for the purposes of determining whether the Company is the primary beneficiary of a variable interest entity, the Company treated variable interests in the same entity held by its related parties as its own interests. As a result, the ownerships in Cavico Energy Construction JSC, Cavico Tower, Cavico Manpower and Cavico Stone & Mineral JSC were more than fifty percent by combining ownerships of related parties.

The total expected losses absorption was used as a base for determining whether Cavico Land is a VIE, and that Cavico is the primary beneficiary of Cavico Land. The expected losses and expected residual returns amounts were derived from expected cash flows as described in FASB Concept Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. Based on this calculation, Cavico has the variable interests in Cavico Land that absorb the majority of the expected losses and is considered the primary beneficiary even if another parties receives a majority of the entity’s expected residual return. Cavico’s absorption of a majority of the expected losses because of the following;

A.
There are significant operational barriers. No other entity or party in Vietnam can step in as a new decision maker. There is an absence of adequate qualified replacement decision makers for Cavico Land. The Company is one of the largest construction companies in Vietnam.

B.	Cavico Land cannot finance its operations without additional subordinated financial support from the Company or one of its other subsidiaries or sister companies.
C.	The Company has a greater financial interest (VI) in Cavico Land than its simple equity interest based on the additional subordinated debt financing provided.
D.	Cavico having control of the board of directors and management has the ability and means to constrain the increase in total equity investment in Cavico Land.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. The Company reserves balances as follows; 100% reserve: Accounts over 365 days with no activities during the year, 15% reserve for account over 365 days with activities during the year , 10% reserve for accounts balances over 271-365 days, and  5% reserve for accounts balances in 180-270 days. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, the Company had a reserve for doubtful accounts of $751,940. As of December 31, 2008, the Company had a reserve for doubtful accounts of $ 227,579.

Advances

The Company advances to employees for salaries and business expenses. Since the employees traditionally choose to defer their salary payments to a later date, the Company pays the advances to employees throughout the year.  When the salary advances are not paid back, the Company has a right to offset against the salary payable amount. The advances not paid back within the agreed date are expensed or offset against the salaries payable. The advances for business expenses are charged to expenses when the employees turn in the expense report within one months from the date of expense incurred. If the advance amounts are not collectible, the Company can offset against employee payable. The Company netted against the salaries payable a total of $506,878 and $339,515 related to advances to employees during 2009 and 2008, respectively. Advances are included in Receivable-Other. During the year ended December 31, 2009 the Company expensed $107,247 from this account as uncollectable.

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

Work in Process

Work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in work in process were $3,133,416 and $3,160,983 at December 31, 2009 and 2008, respectively. The Company had $3,054,564 and $3,579,799 in long term work in process at December 31, 2009 and 2008, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. The Company recorded losses of $255,816 and $-0- for the years ended December 31, 2009 and 2008, respectively related to contracts for which the costs of production is higher than projected revenue.   As of December 31, 2009 and 2008, the reserves against work in process were $640,616 and $843,494, respectively.  This decrease in the reserve for work in process is due to (i) the writeoffs of work in process for projects in 2009 and (ii) after such writeoffs, a majority of the work in process balance was less than 270 days old which does not need to be reserved under the Company’s policies.The Company adjusted $332,937 as other income to account for the reduction of  reserve from the prior year amounting $165,625 and reduction of reserve for inventory in the amount of $167,312 with the difference relating to foreign currency conversion deemed immaterial . The Company determined these reserves were sufficient for both short term and long term work in process.

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

VAT assessed on revenues-purchases

The Company records and pays value added tax calculated under Vietnamese tax law. The amount of tax recorded in receivable and payable amount at December 31, 2009 were $378,912 and $4,197,421, respectively and $280,959 and $2,539,800 at December 31, 2008.  VAT rates for major activities are as follows: construction 10%, machine or equipment leasing 10%, stone trading 10%,  materials trading 5%.

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

The following is the condensed financial position and results of operations of Cavico Mining as of and for the years ended presented below:

	December 31,	December 31,
	2009	2008

Financial position:
Current assets	$15,017,000	$11,774,000
Property and equipment, net	$3,444,000	$4,538,000
Total assets	$21,313,000	$19,058,000
Liabilities	$14,938,000	$11,447,000
Equity	$6,375,000	$7,611,000
Operations:
Net revenue	$8,987,000	$9,167,000
Expenses	$(9,741,000)	$(8,624,000)
Interest income	$317,000	$143,000
Net income	$(506,000)	$589,000

The above financial information does not include any inter-company adjustments.

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

Available-for-sale securities consisted of the following at December 31, 2008:

CommonStock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)
Providential Holdings, Inc.	2,000,000	$100,000	$40,000	$(60,000)
Habubank Stock	630,000	1,549,155	332,230	(1,216,925)
Vinavico	470,200	668,427	340,223	(328,204)
Vietnam Growth Investment Fund (VF2)	2,000,000	1,195,735	685,553	(510,182)
Military Bank Stock	355,807	828,589	296,724	(531,865)
Military Bank Bond	150,700	133,145	125,676	(7,469)
Total Securities		$4,475,051	$1,820,406	$(2,654,645)

The Company recorded $439,934 loss using average method on sales of marketable securities during the year ended December 31, 2008.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses for land use rights.  Net intangible assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Goodwill	$727,073	$767,004
Amortizable Intangible Assets:
Licenses for land use rights	313,149	330,930
Less Accumulated amortization	(57,274)	(29,046)
Amortizable Intangibles, net	255,875	301,884
Total Intangible Assets	$982,948	$1,068,888

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

NOTE 9- OTHER ASSETS

Other assets consist of deposits and other assets. Other assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deposits	$1,037,813	$438,672
Other long-term receivable	1,092,236	264,631

Total	$2,130,049	$703,303

The increase in other assets in 2009 was mainly due to an increase in long-term loans receivable reclassified from advances by $693,801. This reclassification of the advances account which was included in Receivable-other from current asset to other long term receivable was made for the loans receivable from employees with maturity dates more than one year. No reserve was made on this receivable balance since the Company has a right to offset against the salary payable amount if the balance is not collected upon maturity.  Deposits made by the Company for bidding on contracts are held at a Bank in the Company’s  name and returned to the Company whether or not the contract is awarded. The restricted cash amounting to $1,037,813 and $438,672 as of December 31, 2009 and 2008, respectively were recorded in other assets. The increase in deposits resulted from increased deposits for new contract bids in 2009 and a deposit of $263,848 to an open credit line for trading activities.

.

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

Credit Limit onNotes

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

ITEM 9A.      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K as a result of material adjustments to our financial statements for the years covered by this report .

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed by, or under the supervision of our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

•	We lack an effective and efficient period end closing process to timely prepare the financial statements for audits to meet financial reporting deadlines.
•	We lack effective accounting policies to record bad debts on receivables, write-down advances for which have no benefit s, and analysis work-in-process for contract losses.
•	We lack an effective period-end financial statement reconciliation process to transition from Vietnamese Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
•	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Vietnamese accounting standards to GAAP.
•
We lack sufficient accounting personnel that have appropriate knowledge of GAAP to fully implement our transition to GAAP and we were required to record material adjustments to the December 31, 2009 and 2008 financial statements to bring them into compliance.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements over complex issues, such as variable interest entities and draft guidelines, policies and procedures to improve our accounting. and preparation of financial statements under US GAAP.  We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Vietnamese accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States.  We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.  The additional substantive review and additional analysis will lead to a more effective and efficient period end closing process to identify accounting issues prior to the closing process.  Later in 2010, to expedite and improve the consolidation and closing processes we plan to investigate and implement new accounting software

(b)  Changes In Internal Control Over Financial Reporting

In connection with the evaluation required under the Exchange Act that occurred during our last fiscal quarter, we made the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In light of the identified material weaknesses, management, instituted directives to require staff to perform (1) significant additional substantive review of those areas described above, and (2) additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.

We adopted new guidelines to analyze the collectability of accounts receivable, retention receivables, and advances and future benefits of work-in-process when costs exceed expected revenue, for which management believes are more indicative of current economic conditions in the industries and economic climate we operates in.

We also appointed Philip Bolles as an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company.

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

Ha Quang Bui. From May 2003 to present, Ha Quang Bui has served as chairman of the board of directors and Chief Executive Officer of Cavico Vietnam and as chairman of the board of directors of Cavico Tower Company.  Mr. Bui became the Chief Executive Officer and Chairman of the Board of Directors of Cavico Corp. on April 28, 2006. He currently is Chief Executive Officer and Chairman of Cavico Corp.  From March 2001 to May 2003, Ha Quang Bui served as Vice President of Lung Lo Construction Company. He is a director of Energy Investment Company and a director of Mai Son Concrete Company. He graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering. Mr. Bui’s history of leadership and engineering experience in the construction industry and his involvement in working with Vietnam Governrnment were significant to the decision to nominate him and remain important in his role as Chairman of the board.

Hung Manh Tran. Hung Manh Tran has been a director and Executive Vice President of Cavico Corp. since 2006 and 2007, respectively (and Vice President from 2006 to 2007) to the present time.  From March 2001 to March 2002, Hung Manh Tran served as president of an affiliate of Cavico. From 2002, he has been Vice President and director of Cavico Vietnam. In addition, he has been chairman of Cavico Mining (since 2006), chairman of VFMC (since 2007), chairman of Luong son international tourism JSC (since 2007), director of v-power (since 2006), director of Cavico construction machinery (since 2007), and a director of Cavico Australia (since 2005). Hung Manh Tran graduated from Hanoi University in 1986 with a degree in nuclear physics. He also did course work in law at Hanoi University during 1992-1996. Mr. Tran also holds a degree in international trade from Hanoi International Trade University in 1991. Mr. Tran’s engineering experience and technological acumen, along with his extensive knowledge of Cavico’s operations and previous executive experience, are attributes we value in our directors.

Timothy Dac Pham . Timothy Dac Pham has been a Vice President and director of Cavico Corp. since June 2006.  Since that time he has worked as an independent consultant for Providential Holdings, Inc. and as a registered representative and life insurance agent for Richave Financial Inc.  During 2004, he worked as a registered representative at Golden Beneficial Securities Corp. From 2002 through 2003, Mr. Pham was a registered representative at NT Securities in Chicago, Illinois. Mr. Pham graduated in 1991 from the University of California at Berkeley with a degree in Business Administration in the fields of Finance and Marketing. Mr Pham’s experience and understanding of security trading laws in US and education in business administration are important attributes as a director.

Hieu Van Phan .  Hieu Van Phan became a Vice-President and Director of Cavico Corp. on April 28, 2006.  He resigned as a director of Cavico Corp. in April 2009.  From July 2003 to present, Hieu Van Phan has been a vice president and a director of Cavico Vietnam.  Hieu Van Phan is currently Chief Operating Officer of Cavico Vietnam, chairman of the board of directors of Cavico Power Installation Construction Co. and a Director of Cavico Mining and Energy Construction Co.  From 2001 to July 2003, Hieu Van Phan served as president of Power Installation Company. Hieu Van Phan graduated from the Military Technology Institute, Department of Defense, in 1986 with a degree in engineering.

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

Tuan Duong Hoang. Tuan Duong Hoang has been a director of Cavico Corp. since May 2007. Mr. Hoang has been Professor of Education at The University of New South Wales since 2003. From 1999 to 2003, he was an associate professor in the Department of Electrical and Computer Engineering at the Toyota Technical Institute, Nagoya, Japan. He holds a masters degree and a Ph.D. from the University of Odessa in the Ukraine. Mr. Hoang’s knowledge in Vietnamese government regulations and policies compared to foreign policies that he had understanding through his work experience in various countries provide valuable attributes as a director.

Thanh Binh Huynh. Thanh Binh Huynh has been a director of Cavico Corp. since May 2007. Mr. Huynh has been Vice President of the Tuan Chao Joint Stock Company since 2003. From 2001 to 2003 he was a consultant at Edwards, Wynn & Associates LLP. During that same period he was also Chairman and President of Raycorp.com LLC. Mr. Huynh’s executive experience and familiarity with public company governance issues and business practices were important attributes for his nomination to the Board of Directors.

Madhava Rao Mankal. Madhava Rao Mankal has been a director of Cavico Corp. since October 2007. He has been Chief Financial Officer and Secretary and a Director of Medina International Holdings, Inc., a manufacturer of boats since November 2004. Also, Mr. Mankal has been Chief Financial Officer, Secretary and Treasurer of Genesis Companies Group, Inc., Company formed to develop Laser stripping equipment since March 2006. Mr. Mankal served as President of Force Protection Inc., manufacturer of mine detecting vehicles, from January 2002 to September 2003 and Chief Financial Officer from May 1999 until September 2003.  In addition, he served on the Board of Directors of that entity from December 2001 to September 30, 2004. He has over 30 years experience in finance and accounting and holds accounting certifications from India and the United States. He has a Bachelors Degree in commerce from Bangalore University. Mr. Mankal’s executive experiences in various public companies   and knowledge in financial reporting along with his independency were significant values for his nomination to the Board of Directors and his service as the Audit Committee Chairman.

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

Philip Bolles. Philip Bolles has been a director of Cavico Corp. since November 2009.  He has been a consultant providing services related to business combinations, financial reconstructions, and GAAP and SEC reporting compliance to a variety of public companies and private companies preparing to register as public companies for the past fifteen years,. From 2007 to 2008 he served as Chief Financial Officer for Retail Pro, Inc.  Mr. Bolles holds a Bachelor of Science degree in Accounting, with Honors from the University of San Diego. Mr. Bolles knowledge in US GAAP and SEC reporting compliance from his extensive experience, as well as his independency, are important attributes we value as a director.

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

Compensation under the employment agreements for each is as follows:

Name	Current Position/Office	Annual Compensation
Ha Quang Bui	Chief Executive Officer/Chairman	$76,924	(1)
June Kim	Chief Financial Officer	$123,600	(5)
Hung Manh Tran	Executive Vice-President/Director	$70,049	(2)
Hieu Van Phan	Vice-President	$44,479	(3)
Hai Thanh Tran	Vice-President	$48,195	(3)
Giang Linh Bui	Vice-President	$26,198	(3)
Timothy Pham	Vice-President/Director	$67,500	(4)(5)

(1)	$70,000 payable by Cavico Corp and $6,924 payable by Subsidiaries of Cavico Corp.
(2)	$40,000 payable by Cavico Corp and $22,549 payable by Subsidiaries of Cavico Corp. $2,500 per quarter for director fee effective March 9, 2009, amounting $7,500 was included.
(3)	Payable by Subsidiaries of Cavico Corp.
(4)	$2,500 per quarter for director fee effective March 9, 2009, amounting $7,500 was included.
(5)	Payable by Cavico Corp.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders			1,250,000
Equity compensation plans not approved by security holders
Total			1,250,000

Committees of the Board

Our Board of Directors has established an Audit Committee, Compensation Committee, a Nominating Committee and Governance Committee.

The functions of the Audit Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; and (ii) to consider and review other matters relating to the financial and accounting affairs of the Company. The Audit Committee consists of Messrs. Madhava Rao Mankal (Chairman and considered independent under the Nasdaq rules), Tuan Duong Hoang and Philip Bolles.  The Board of Directors has identified Madhava Rao Mankal and Philip Bolles as audit committee financial experts under the listing requirements of the NASDAQ Capital Market and has determined that both are independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

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

Code of Ethics

On July 31, 2009,  we have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all directors and executive officers, which includes the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or Controller.  A copy of our Code of Business Conduct and Ethics is available at www.cavicocorp.com, our website.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s Chief Executive Officer for the years ended December 31, 2009, 2008 and 2007. Under the rules of the Securities and Exchange Commission no other individual is required to be included in the table.

SUMMARY COMPENSATION TABLE*

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	All Other Compensation ($)	Total ($)
Ha Quang Bui Chief Executive Officer/Chairman	2009		$106,924(b)	15,424(C)	-	-		$122,348
	2008		$77,246	-	-	-		$77,246
	2007		$75,398	-	-	-		$75,398

June Kim Chief Financial Officer	2009	(a)	$41,200	-	-	-	-	$41,200

* In accordance with the rules of the Securities and Exchange Commission, this table omits columns that are not relevant.

(a) Started September 2009
(b) $10,000 per quarter for board chairmanship fees effective March 9, 2009, amounting to $30,000 was included.
(c) The bonus was designed and paid to recognize those responsible for an increase in revenue and backlog from new contracts.

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

Name And AddressOf Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percent Of Class (1)

Ha Quang Bui Group 10, Ward Tu Lien, Tay Ho District, Ha Noi, Vietnam	252,095	(2)	8.3%

Hung Manh Tran 14A Alley 123A, Thuy Khue Street Thuy Khue Ward, Tay Ho District Ha Noi, Vietnam	73,690	(3)	2.4%

Hieu Van Phan No. 304, 24T2, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	54,665	(4)	1.8%

Hai Thanh Tran 34 Alley 178/1, Tay Son Square Trung Liet Ward, Dong Da District Ha Noi, Vietnam	48,373	(5)	1.6%

Timothy Dac Pham 14721 Wilson Street Midway City, CA 92647	7,675	(6)	*

Giang Linh Bui No. 1103, 17T1, Trung Hoa Nha Chinh Ward Cau Giay District, Ha Noi, Vietnam	64,093	(7)	2.1%

Tuan Duong Hoang 26 Warwick St., Killara, NSW 2071,Australia	20,768		*

Thanh Binh Huynh 262 Beach Road Bay Farm Island, CA 94502	5,000	(8)	*

Madhava Rao Mankal 7476 Sungold Ave. Corona, California 92880	1,250		*

All Officers and Directors as a group	527,609		17.3%

*   Less than one percent.

(1)	Based upon 3,047,795shares outstanding as of December 31, 2009.
(2)	Includes 109,535 shares held by Mr. Bui’s wife.
(3)	Includes 6,300 shares held by Mr. Tran’s wife.
(4)	Includes 5,000 shares held by Mr. Phan’s wife.
(5)	Includes 9,183 shares held by Mr. Tran’s wife.
(6)	Shares held by Mr. Pham’s wife.
(7)	Includes 9,353 shares held by Mr. Bui’s wife.
(8)	Shares held by Mr. Huynh’s wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Cavico Corp. and its subsidiaries are included:

Consolidated Balance Sheets	— December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income	— For the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows	— For the years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity	— For the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm

Index to Exhibits~~*~~

Exhibit No.	Description

1.1	Form of Underwriting Agreement(2)
2.1	Asset Purchase Agreement, dated April 18, 2006(1)
3.3	Bylaws(1)
3.4	Amended and Restated Certificate of Incorporation (3)
3.5	Certificate of Designation of Series A Preferred Stock (7)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (5)
10.2	Employment Agreement dated January 8, 2007 between the Company and Giang Linh Bui(1)
10.3	Employment Agreement dated January 8, 2007 between the Company and Ha Quang Bui(1)
10.4	Employment Agreement dated January 8, 2007 between the Company and Hai Thanh Tran(1)
10.5	Employment Agreement dated January 8, 2007 between the Company and Hieu Van Phan(1)
10.6	Employment Agreement dated January 8, 2007 between the Company and Hung Manh Tran(1)
10.7	Employment Agreement dated April 28, 2007 between the Company and Timothy Pham(1)
10.8	Management Service Agreement dated May 15, 2006 between Cavico Corp. and Providential Holdings, Inc.(1)
10.9	Loan Agreements with Thi Ty Pham (3)
10.10	Loan Agreement with Ha Quang Bui (3)
10.11	Revised Loan Agreement with Ha Quang Bui (4)
10.12	Employment Agreement, dated September 3, 2009, between the Company and June Kim (6)
10.13	Stock Purchase Agreement, by and among Cavico Corp., Cavico Vietnam Company Limited and Cavico Mining and Construction JSC (8)
14.1	Code of Ethics (9)
21	Subsidiaries*
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed October 23, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 22, 2009.
(3)	Incorporated by reference to the Company’s Amendment No.1 to the Registration Statement on Form S-1 filed July 9, 2009.
(4)	Incorporated by reference to the Company’s Amendment No.2 to the Registration Statement on Form S-1 filed August 6, 2009.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2009.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2009.
(7)	Incorporated by reference to the Company’s Amendment No.4 to Registration Statement on Form S-1 filed September 28, 2009
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 11, 2009.
(9)	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed September 28, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 16, 2010

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

Name	Title	Date

/s/ Ha Quang Bui	Chairman and Chief Executive Officer	September 16, 2010
Ha Quang Bui	Principal Executive Officer

/s/ June Kim	Chief Financial Officer	September 16, 2010
June Kim	Principal Financial Officer

/s/ Bao Quoc Tran	Principal Accounting Officer	September 16, 2010
Bao Quoc Tran

/s/ Hung Manh Tran	Executive Vice-President/Director	September 16, 2010
Hung Manh Tran

/s/ Timothy Pham	Vice-President/Director	September 16, 2010
Timothy Pham

/s/ Madhava Rao Mankal	Director	September 16, 2010
Madhava Rao Mankal

/s/ Tuan Duong Hoang	Director	September 16, 2010
Tuan Duong Hoang

/s/ Thanh Binh Huynh	Director	September 16, 2010
Thanh Binh Huynh