Form 10-Q/A
period 2010-03-31
Cavico Corp
filed 2010-09-16
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

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

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Quarterly Report of Cavico Corp. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 17, 2010 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in the financial statements for the three months ended March 31, 2009.  These errors were for certain unrecorded bad debt expense and writeoffs of certain amounts recorded as work in process and advances as described in Note 15 to the financial statements.

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

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009 (Restated)
Revenues:
Civil construction	$10,080,570	$9,968,577
Mining construction	767,346	-
Commercial activities	3,754,390	1,885,665
Total revenue	14,602,306	11,854,242

Cost of Goods Sold:
Civil construction	9,112,185	8,153,577
Mining construction	743,720	-
Commercial activities	3,420,957	1,634,088
Total cost of goods sold	13,276,862	9,787,665

Gross Profit	1,325,444	2,066,577

Operating Expenses:
Selling expenses	138,835	18,319
Bad debt expenses	222,290	30,286
General & administrative expenses	1,754,913	1,467,137
Total operating expenses	2,116,038	1,515,742

Total income(loss) from operations	(790,594)	550,835

Other income (expenses):
Gain on disposal of assets	-	8,193
Other income (expense)	16,210	(16,569)
Income from investment in Cavico Mining	-	24,747
Gain (loss) on foreign currency exchange	(12,654)	65,500
Gain on investment at acquisition	154,159	-
Interest income	24,295	45,617
Interest expense	(400,500)	(457,041)
Total other income ( expense)	(218,490)	(329,553)

Income(loss) before income taxes and minority interest	(1,009,084)	221,282

Income taxes expenses	(196,938)	(226,214)

Net loss	(1,206,022)	(4,932)

Net income attributable to noncontrolling interest	279,165	65,454

Net loss attributable to Cavico Corp.	$(1,485,187)	$(70,386)

Other comprehensive income:
Unrealized loss on investments available for sale	(118,637)	(99,370)
Foreign currency translation adjustment	(1,113,801)	26,396
Comprehensive income(loss)	$(2,438,460)	$(77,906)
Comprehensive income(loss) attributable to the noncontrolling interest	(522,194)	(59,991)
Comprehensive income(loss) attributable to Cavico Corp	$(1,916,266)	$(137,897)

Per Share Information:
Weighted average number of common shares outstanding-basic and diluted	3,047,795	3,047,795
Net income per common share-basic and diluted	$(0.49)	$(0.02)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009 (Restated)
Cash Flows From Operating Activities:
Net loss	$(1,206,022)	$(4,932)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization	1,487,700	1,163,038
Changes in provisions	222,290	-
Gain on sale of fixed assets	-	(8,193)
Income from investment in Cavico Mining	-	(24,747)
Gain on investment at acquisition	(154,159)
(Gain)loss on foreign currency exchange	12,655	(65,500)
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(4,970,360)	(3,353,405)
Decrease (Increase )in inventory	430,101	(82,324)
Increase in construction WIP	(3,493,625)	(3,396,691)
Decrease in other assets	203,019	110,547
Increase in advances from customer	2,098,249	2,715,549
Decrease in payable to employees	(1,130,997)	(1,600,510)
Increase in accounts payables and accrued expenses	2,519,975	3,556,123
Total adjustments	(2,775,152)	(986,113)
Net Cash Used in Operating Activities	(3,981,174)	(991,045)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(98,795)	(911,334)
Cash acquired in the acquisition of a subsidiary	116,401
Purchase of investments in nonconsolidated companies and joint stock company	(747,796)	(32,402)
Proceeds from sales of fixed assets		9,216
Proceeds from withdrawals of investments	40,518	-
Net Cash Used in Investing Activities	(689,672)	(934,520)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	711,391	2,946
Dividends paid to minority interest	(83,846)	(62,972)
Proceeds from notes payable	25,413,294	21,567,919
Proceeds from notes payable - related parties	7,995	19,192
Payments of notes payable	(20,176,475)	(19,175,495)
Payments of notes payable- related parties	(19,931)	(4,750)
Payments of capital leases obligations	(147,687)	(24,985)
Net Cash Provided By Financing Activities	5,704,741	2,321,855

Increase in Cash	1,033,895	396,290

Cash at Beginning of period	2,391,316	3,002,239
Effect of foreign currency translation	(92,932)	4,542

Cash at End of period	$3,332,279	$3,403,071

Supplemental Cash Flow Information:
Interest paid	$1,646,427	$1,406,984
Taxes paid	$22,184	$3,201

Non-Cash Investing and Financing Activities:

Assets acquired under capital lease	$322,054	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as equity method investments;
Accounts receivable and other current assets	$4,230,971	$-
Inventory	$496,043	$-
Construction Work in Progress	$10,471,178	$-
Other Assets	$1,067,308	$-
Accounts payable & Accrued expenses	$2,797,233	$-

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and all entities in which the Company has less than fifty percent ownership that are variable interest entities in which the Company is the primary beneficiary. Cavico Energy Construction, Cavico Tower, Cavico Manpower, Cavico Stone and Mineral and Cavico Land are considered to be variable interest entities in which the Company is the primary beneficiary. The Company is the primary beneficiary because the Company expects to absorb more than 50% of expected losses and residual returns from all of these five less than fifty percent owned entities. The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling the shares to independent third parties without affecting the benefits received from these entities.  Loss generated from the entities in which the Company has less than fifty percent ownership shares was $303,826 and income of $37,339 for the periods ended March 31, 2010 and 2009, respectively.

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

Unaudited Pro Forma Statement of Operations Data Summary

	Pro Forma Period Ended March 31, 2009	Period Ended March 31, 2010
	(unaudited)

Sales	$12,243,691	$14,602,306
Cost of sales	9,889,937	13,276,862
Gross Profit	2,353,754	1,325,444
Operating Expenses	1,639,769	2,116,038
Income (loss) from operations	713,984	(790,594)
Net Income (loss)	(13,503)	(1,485,187)

Unaudited Pro Forma Balance Sheet Data Summary

	Pro Forma, as adjusted March 31, 2009	March 31, 2010
	(unaudited)

Assets	$120,589,183	$130,914,380
Liabilities	101,814,747	117,636,442
Noncontrolling Interest	15,214,310	13,994,350
Cavico Corp.’s Stockholders’ Equity	3,560,126	(716,412)
Total Stockholders' Equity	18,774,436	13,277,938
Liabilities, Noncontrolling Interest and Stockholders’ Equity	$120,589,183	$130,914,380

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

Following is a summary of segment information for the three months period ended March 31, 2010:

	Civil	Mining	Commercial
	Construction	Activities	Activities	Unallocated	Total
Sales	$10,080,570	767,346	$3,754,390	$-	$14,602,306
Operating income/(loss)	(174,833)	(24,130)	32,713	(624,344)	(790,594)
Total Assets	88,000,462	4,683,513	11,974,249	26,256,156	130,914,380
Capital Expenditure	73,849	2,476	16,438	6,032	98,795
Interest Income	-	-	-	24,295	24,295
Interest Expense	16,257	1,017	143,790	239,436	400,500
Depreciation/Amortization	1,339,488	73,947	27,718	46,547	1,487,700

Following is a summary of segment information for the three months period ended March 31, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total
Sales	$9,968,577	$1,885,665	$-	$11,854,242
Operating income/(loss)	962,056	103,220	(514,441)	550,835
Total Assets	69,809,590	5,587,105	30,887,204	106,283,899
Capital Expenditure	815,902	2,010	93,422	911,334
Interest Income	-	-	45,617	45,617
Interest Expense	17,635	124,974	314,432	457,041
Depreciation/Amortization	1,111,320	17,724	33,994	1,163,038

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

NOTE 15-RESTATEMENT

The statement of operations for the period ended March 31, 2009 was restated for correction of errors in the amount of $350,001.  These errors were for unrecorded bad debts expense of $30,286 for balances which were determined to be uncollectible,  $23,612 prepayments to suppliers charged to general and administrative expenses and write-off  of certain amounts recorded as work in process and advances totaling $296,103 for which costs were determined to be unrecoverable or had no future benefits. Significant amounts that were charged to cost of goods sold include (i) $67,528 of work-in-process for costs exceeding the expected revenue related to Daksrong project (ii) $28,587 of work-in-process for costs exceeding the expected revenue related Song Tranh project and (iii) $35,330 of expenses incurred in bidding on the Ban Chat project as the Company does not expect to collect this amount from the customer.

ASC FASB 250-10-50-7 Disclosure

Effects on previously issued financial statements for the period ended March 31, 2009 are as follows:

Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2009

	Previously Reported	Net Change	Restated
Cost of goods sold-Civil construction	9,491,562	296,103	9,787,665
Gross Profit	2,362,680	(296,103)	2,066,577
Bad debt expenses	-	30,286	30,286
General & administrative expenses	1,443,525	23,612	1,467,137
Total operating expenses	1,461,844	53,898	1,515,742
Total income from operations	900,836	(350,001)	550,835
Income before income taxes and noncontrolling interest	571,283	(350,001)	221,282
Net income( loss) before minority interest	345,069	(350,001)	(4,932)
Net income attributable to noncontrolling interest	(204,865)	139,411	(65,454)
Net income (loss) attributable to Cavico Corp.	$140,204	(210,590)	$(70,386)
Net income per common share-basic and diluted	$0.05	(0.07)	$(0.02)

Statement of Cash Flows for the Period Ended March 31, 2009

	Previously Reported	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$345,069	(350,001)	$(4,932)
Increase in accounts receivable and other current assets	(3,513,491)	160,086	(3,353,405)
Increase in construction WIP	(3,586,606)	189,915	(3,396,691)
Net Cash Used in Operating Activities	(991,045)	-	(991,045)

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

The assets in the consolidated financial statements are increased by $25,911,929 or 25% from $105,002,451 to $130,914,380, liabilities are increased by $20,660,254,or by 21% from $96,976,188 to $117,636,442, total revenues are increased by $2,404,250 or 20% from $12,198,056 to $14,602,306 and the net loss attributable to the Company was increased by $303,826 or by 26% from $1,181,361 to $1,485,187 by the entities in which the Company has less than fifty percent ownership shares net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 28% of total net income before minority interest for the period ended March 31, 2010.

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

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the year ended March 31, 2010 compared to the year ended March 31, 2009 are as follows:

	Song Tranh	A Luoi	Ta Trach	Dong Nai 3	Algeri
2010
Revenue	$659,617	$2,272,785	$923,976	$887,203	$1,731,004
Cost of goods sold	646,268	2,016,702	781,670	789,674	1,311,910
Gross Profit	13,349	256,083	142,306	97,529	419,094
Gross Profit %	2%	11%	15%	11%	24%

2009
Revenue	$445,897	$1,819,324	$225,661	$179,305	$878,132

Cost of goods sold	347,851	1,336,668	199,469	143,784	712,778
Gross Profit	98,046	482,656	26,192	35,521	165,354
Gross Profit %	22%	27%	12%	20%	19%

Contract Amount	11,727,953	49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010	2007-2011	2009-2011	2007-2010	2008-2011

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

Song Tranh Project

The revenues from the Song Tranh Project increased by $213,720 or 48% for the period ended March 31, 2010 compared to the same period in 2009. The revenue for 2010 included the revenue generated from tunnel concrete lining as well as tunnel excavation work compared to revenue only from tunnel excavation in 2009.  The cost of goods sold for the Song Tranh project increased by $298,417 or 86% for the period ended March 31, 2010 compared to the same period in 2009. The percentage of cost of good sold to sale for this project was increased to 98% in 2010 compared to 78% in 2009. This increase of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining due to an unfavorable geological condition for which we were not yet compensated from the customer.  The gross profit from Song Tranh project decreased by $84,697 or 86% in the period ended March 31, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project decreased from 22% to 2% in the period ended March 31, 2010 compared to the same period in 2009.

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

Cost of production

Costs of Goods Sold were $13,276,862 and $9,787,665 for the periods ended March 31, 2010 and 2009, respectively. Cost of Goods sold includes capitalization of interest expenses of $935,238 and $782,138 for the periods ended March 31, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) increased by $3,336,097 or 37% to $12,341,624 for the period ending March 31, 2010 from $9,005,527 for the period ending March 31, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 9% to 85% for the period ended March 31, 2010 from 76% of sales for the same period in 2009. The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in price of main materials as fuels ( increase 30%), steel (increase 30%), cement, materials and spare parts.  The cost overruns can be resulted from weather conditions, geological difficulties, labor costs increases and high interest on project loans which may not recoverable based on contract stipulations, claims or change orders.

The Company’s cost of goods sold for civil construction for the period ended March 31, 2010 was $9,112,185, of which as a percentage of sales increased by 8% to 90% for the period ended March 31, 2010 from 82% of sales for the period ended March 31, 2009. Company’s cost of goods sold for mining construction for the period ended March 31, 2010 was $743,720, of which as a percentage of sales was 97%. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the period ended March 31, 2010 was $3,420,957, of which as a percentage of sales increased by 4% to 91% for the period ended March 31, 2010 from 87% for the same period in 2009.

Gross Profit

Gross profit for the three-months ended March 31, 2010 was $1,325,444 or 9% of sales compared to $2,066,577 or 17% of sales for the three-months ended March 31, 2009. The decrease in gross profit was primarily due to a decrease in gross profit of $846,615 from civil construction from $1,815,000 to $968,385 in the first quarter 2009 and 2010.  The gross profit percentage for civil construction projects decreased to 10% in the first quarter of 2010 compared to 18% in 2009.  This decrease in gross profit percentage was primarily due to an increase in price of construction materials and some unfavorable geological conditions, as described above in “Comparisons for Major Projects”. The gross profit from commercial activities increased by $81,856, and the gross profit percentage decreased from 13% to 9%. This decrease is mainly due to a decrease in the demand in trading which caused smaller margins in 2010 as compared to the higher margins in the first quarter of 2009.

Operating Expenses

The company’s general and administrative costs for the three-months ended March 31, 2010 were $1,754,913 compared to $1,467,137 for the same period in 2009, an increase of $287,776. The increase was mainly due to the following

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

•	Selling expenses increased by $120,516 to $138,835 for the three-months ended March 31, 2010 from $18,319 for the same period in 2009.

•	Other administrative cost of subsidiaries increased by $77,530 to $568,991 for the three-months ended March 31, 2010 from $491,461 for the same period in 2009.

Bad debt expenses for the period ended March 31, 2010 was $222,290 compared to $30,286 for the same period in 2009.

The increase in bad debt expense is due to an increase in the allowance for uncollectible amounts. Pursuant to accounting policy, the allowance accounts are based on management’s judgment and  at minimum are calculated based on the aging of the accounts receivables. As the age of our accounts receivable increased, our allowance has increased. During the period ended March 31, 2010, for accounts receivable over 181 days increased from 20% of our total accounts receivable as of December 31, 2009 to 22% of our total accounts receivable as of March 31, 2010 and the accounts receivable over 360 days increased from 10% of our total accounts receivable as of December 31, 2009 to 16% of our total accounts receivable as of March 31, 2010. The increase in accounts receivable over 360 days was primarily related to the aging of an account balance for one of  the Company’s major customers.

The activities in the allowance accounts are as follows;

Allowance Account	Balance December 31, 2009	Bad Debt Allowance Expense		Charge-offs and Recoveries**	Reserve for Cavico Mining at Dec. 31, 2009	Balance March 31, 2010
Accounts receivable – trade	$751,940	$222,290	*	$(32,258)	268,738	$1,210,710
Work in process	123,325	40,858	***	(4,011)	60,537	220,709
Long-term work in process	517,291	407,048	***	(16,820)	591,645	1,499,164
Long-term retention	57,157	-		(27,291)	-	29,866
Total	$1,449,713	$670,196		$(80,380)	920,920	$2,960,449

*   Amount agrees to income statement caption “Bad debt expenses”.
** Recoveries were immaterial in this period. Currency rate differentials between the periods are included in this column.
*** These amounts  are charged to cost of goods sold.

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

The Company’s income before interest, depreciation and amortization, income tax and non-controlling interest for the periods ended March 31, 2010 and 2009 was $864,989 and $2,141,299, respectively.

Net Income

The Company had net loss of $1,206,022 and $4,932 for the three-months ended March 31, 2010 and 2009, respectively. The net loss for the Company excluding net income attributable to non-controlling interest was $1,485,187 compared to a loss of $70,386 for the same period in 2009.

The net loss per share was ($0.49) and ($0.02) for the three-months ended March 31, 2010 and 2009, respectively.

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

Current liabilities-Our total current liabilities as of March 31, 2010 were $99,311,866 which was increased by $9,794,136 from the prior year end. The current liabilities were represented mainly accounts payable of $17,263,420, accrued expenses of $7,774,223, advances from customers of $8,663,798, and short term loans, including loans from related parties of $62,344,019. Advances from customers increased mainly due to Daksin project for which we received approximately $1.7 million during the period ended March 31, 2010. Current Notes payable including loans from related parties increased by $7,383,224 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as Ta Trach Dam, Ngan Truoi Dam,. At March 31, 2010, the Company's current liabilities exceeded current assets by $31,084,461.

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

Cash flows

  The Company used cash of $3,981,174 in operating activities for the three-months ended March 31, 2010 compared to $991,045 from operating activities for the same period in 2009. The major reasons are a decrease in advances from customer of $2,098,249 in 2010 compared to $2,715,549 in 2009, a decrease in account payable and accrual expenses in the amount of $2,519,975 and $3,556,123 during the period ended March 31, 2010 and 2009, respectively and due to an increase in account receivable and other current assets of $4,970,360 during the period ended March 31, 2010 from $3,353,405 in 2009.

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

The Company generated net loss of $1,206,022 and $4,932 including income amounts attributed to noncontrolling interests in subsidiaries of $279,165 and $65,454 for the three-month ended March 31, 2010 and 2009, respectively.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

CAVICO CORPORATION

Date: September 16, 2010	/s/ Ha Quang Bui
Ha Quang Bui
Chairman of the Board, President and Chief Executive Officer
Principal Executive Officer

Date: September 16, 2010	/s/ Bao Quoc Tran
Bao Quoc Tran
Principal Accounting Officer

Date: September 16, 2010	/s/ June Kim
June Kim
Chief Financial Officer
Principal Financial Officer