Form 10-Q
period 2010-09-30
Cavico Corp
filed 2010-11-22
CIK 1376742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended SEPTEMBER 30, 2010
  OR

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
Yes ☐   No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 4,010,295 as of November 19, 2010.

CAVICO CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash	$2,723,639	$2,391,316
Investments, available for sale	2,504,925	2,711,912
Equity method investment in Cavico Mining	-	1,239,851
Accounts receivable -trade- net	16,514,167	15,809,989
Receivable – other	11,297,653	10,550,284
Inventory	5,166,101	4,114,075
Construction work in process	25,363,577	25,881,123
Receivables from and advances to related parties	1,546,861	984,684
Other current assets	2,350,689	2,205,915
Total current assets	67,467,612	65,889,149

Fixed Assets:
Land and building development costs	10,467,661	11,018,893
Temporary housing assets	528,529	266,632
Machinery and equipment	26,436,897	24,355,935
Vehicles	11,702,477	7,268,114
Office and computer equipment	779,959	727,362
	49,915,523	43,636,936
Less accumulated depreciation	(22,573,034)	(15,387,540)
Net fixed assets	27,342,489	28,249,396

Intangible Assets:
Goodwill	917,485	727,073
Licenses – net	743,261	255,875
Net intangible assets	1,660,746	982,948

Other Non Current Assets:
Investments, cost method	4,395,104	2,495,536
Long-term retention receivables	13,254,380	11,400,629
Prepaid expenses	2,161,099	1,606,973
Long-term construction work in process	20,350,026	3,054,564
Long-term advances related parties	52,820	55,738
Other assets	1,142,193	2,130,049
Total other assets	41,355,623	20,743,489

TOTAL ASSETS	$137,826,470	$115,864,982

LIABILITIES

Current Liabilities:

Accounts payable	$18,571,337	$16,432,092
Accounts payable – related parties	81,951	9,896
Accrued expenses	9,352,402	6,722,643
Advances from customers	6,024,227	6,887,558
Payable to employees	4,394,776	4,215,547
Notes payable - current	63,950,606	54,740,704
Notes payable - related parties	394,980	220,091
Convertible debenture, net of discount	76,153	-
Current portion of capital lease obligations	412,304	289,199
Total current liabilities	103,258,736	89,517,730

Long-Term Liabilities:
Long-term advances from customer	14,824,800	10,858,809
Capital lease obligations – long-term	1,300,714	858,635
Long-term debt	6,157,805	5,374,508
Total long-term debt	22,283,319	17,091,952

TOTAL LIABILITIES	125,542,055	106,609,682

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock:$.001 par value - 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 3,275,036 shares issued and 3,047,795 shares outstanding	3,048	3,048
Additional paid-in capital	13,619,865	13,619,865
Accumulated deficit	(16,225,205)	(11,400,322)
Accumulated other comprehensive loss	(1,511,861)	(1,388,509)
Total Cavico Corp. stockholders' equity (deficit)	(4,114,153)	834,082
Non-controlling interest	16,398,568	8,421,218
Total stockholders’ equity	12,284,415	9,255,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,826,470	$115,864,982

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
				(Restated)
Revenues:
Civil construction	$12,294,106	$14,793,921	$34,207,867	$$36,699,183
Mining construction	172,709	-	1,515,569	-
Commercial activities	2,138,101	2,202,488	8,179,762	5,767,197
Total revenue	14,604,916	16,996,409	43,903,198	42,466,380

Cost of Goods Sold:
Civil construction	10,770,860	14,146,658	31,798,468	31,724,150
Mining construction	295,648	-	1,665,427	-
Commercial activities	1,876,133	1,797,571	6,992,820	4,845,174
Total cost of goods sold	12,942,641	15,944,229	40,456,715	36,569,324

Gross Profit	1,662,275	1,052,180	3,446,483	5,897,056

Operating Expenses:
Selling expenses	98,095	329,863	431,096	499,064
Bad debt expenses	161,461	250,386	1,067,211	389,576
General & administrative expenses	2,026,162	1,998,537	5,770,834	5,110,033
Total operating expenses	2,285,718	2,578,786	7,269,141	5,998,673

Total income(loss) from operations	(623,443)	(1,526,606)	(3,822,658)	(101,617)

Other income (expenses):
Gain(loss) on disposal of assets	258,146	(902)	392,874	7,298
Other income	27,611	60,713	86,360	109,451
Income(loss) from investment in Cavico Mining	-	(8,470)	-	104,707
Other-than-temporary impairment losses on investments	(669,116)	(978,880)	(669,116)	(978,880)
Loss on foreign currency exchange	(62,709)	(43,083)	(31,043)	(96,775)
Loss on sale of available-for-sale securities	-	(6,281)	-	(6,281)
Gain on sale of shares interest in subsidiary	341,858	-	750,838	-
Loss on investment at acquisition/disposal	(216,981)	-	(63,994)	-
Interest income	122,623	74,506	153,774	198,585
Interest expense	(516,165)	(655,162)	(1,385,939)	(1,724,157)
Total other expense	(714,733)	(1,557,559)	(766,246)	(2,386,052)

Loss before income taxes and minority interest	(1,338,176)	(3,084,165)	(4,588,904)	(2,487,669)

Income taxes (expenses) benefit	(342,936)	90,888	(765,483)	(254,770)

Net loss	(1,681,112)	(2,993,277)	(5,354,387)	(2,742,439)

Net (income) loss attributable to noncontrolling interest	(220,060)	389,288	171,228	105,507

Net loss attributable to Cavico Corp.	$(1,901,172)	$(2,603,989)	$(5,183,159)	$(2,636,932)

Other comprehensive income:
Unrealized gain on investments available for sale	53,549	1,479,259	30,103	2,427,228

Foreign currency translation adjustment	(48,730)	(523,861)	(1,163,085)	$(530,968)

Comprehensive loss	$(1, 676,293)	$(2,037,879)	$(6, 487,369)	$(846,179)
Less comprehensive (income) loss attributable to the noncontrolling interest	(36,097)	192,498	1,180,858	(328,583)
Comprehensive loss attributable to Cavico Corp

Per Share Information:	$(1, 712,390)	$(1,845,381)	$(5, 306,511)	$(1,174,762)
Weighted average number of common shares outstanding- basic and diluted	3,047,795	3,047,795	3,047,795	3,047,795
Net income per common share-basic and diluted	$(0.62)	$(0.85)	$(1.70)	$(0.87)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:		(restated)

Net loss	$(5,354,387)	$(2,742,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,655,978	3,625,823
Changes in provisions	1,067,211	359,290
Gain on sale of fixed assets	(392,874)	(7,298)
Other-than-temporary impairment losses on investments	669,116	978,880
Income from investment in Cavico Mining	-	(104,707)
Gain on sale of shares interest in subsidiary	(750,838)	-
Loss on investment at acquisition/disposal	63,994	-
Loss on sale of available-for-sale securities	-	6,281
(Gain)loss on foreign currency exchange	31,043	96,775
Changes in assets and liabilities:
Increase in accounts receivable and other current assets	(10,529,311)	(9,805,794)
Increase in inventory	(805,465)	(1,190,945)
Increase in construction work in progress	(10,532,964)	(9,683,271)
(Increase)decrease in other assets	600,886	(130,021)
Increase in advances from customer	2,010,130	4,327,008
Decrease in payable to employees	477,515	(7,459)
Increase in accounts payables and accrued expenses	8,529,664	8,815,344
Net Cash Used in Operating Activities	(12,260,302)	(5,462,533)

Cash Flows from Investing Activities:
Purchase of property, equipment and intangible assets	(1,684,553)	(5,251,935)
Cash acquired in the acquisition of a subsidiary	114,841	-
Purchase of investments in nonconsolidated companies and joint stock company	(2,556,409)	(556,127)
Proceeds from sales of fixed assets	3,279,916	692,037
Proceeds from sale of available-for-sale securities	-	52,511
Proceed from sale of shares interest in subsidiary	3,401,059	-
Proceeds from withdrawals of investments	364,108	67,799
Net Cash Provided By (Used in) Investing Activities	2,918,962	(4,995,715)

Cash Flow From Financing Activities:
Proceeds from contribution by minority interests	1,450,587	388,533
Dividends paid to minority interest	(298,322)	(412,301)
Proceeds from notes payable	80,326,209	57,068,924
Proceeds from notes payable - related parties	257,931	34,321
Payments of notes payable	(71,286,992)	(48,039,883)
Payments of notes payable- related parties	(122,725)	(51,816)
Payments of capital leases obligations	(517,503)	(22,546)
Net Cash Provided By Financing Activities	9,809,185	8,965,232

Increase (decrease) in Cash	467,845	(1,493,016)

Cash at Beginning of period	2,391,316	3,002,239
Effect of foreign currency translation	(135,522)	119

Cash at End of period	$2,723,639	$1,509,342

Supplemental Cash Flow Information:
Interest paid	$6,127,452	$4,247,718
Taxes paid	$108,710	$27,058

	Nine Months Ended September 30,
	2010	2009
Non-Cash Investing and Financing Activities:
Assets acquired under capital lease	$1,142,970	$-
Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as equity method investments;
Accounts receivable and other current assets	$4,230,971	$-
Inventory	$496,043	$-
Construction Work in Progress	$10,471,178	$-
Other Assets	$1,067,308	$-
Accounts payable & Accrued expenses	$2,797,233	$-

Non cash changes to assets and liabilities due to the consolidation of subsidiaries previously accounted for as cost method investments;
Accounts receivable and other current assets	$282,338	$-
Inventory	$30,905	$-
Accounts payable & Accrued expenses	$17,451	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

CAVICO CORP. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 and 2009
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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2010 and December 31, 2009, the Company has an accumulated deficit of $16,225,205 and $11,400,322 and a working capital deficit of $35,791,124 and $23,628,581, respectively. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) reducing operating costs, (b) negotiation contracts with higher gross margins, (c) negotiating to obtain or extend the loans and credit lines with more attractive terms and expanded borrowing capacity; (d) raising equity capital on reasonable terms.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority owned subsidiaries and the entities in which the Company has less than fifty percent ownership, but the Company has a controlling financial interest by contractual management arrangement in the entities pursuant to ASC Topic 810-10-15-18 through 15-22.  The Company exercises significant control over all of its consolidated entities though shared management, guarantees of indebtedness, inter-company credit lines, shared use of assets and control of major contracts. Some of these consolidated entities were able to raise working capital by selling shares to independent third parties without affecting the benefits received from these entities.  Loss from the entities in which the Company has less than fifty percent ownership shares was $693,610 and $25,839 for the nine periods ended September 30, 2010 and 2009, respectively.

All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	34% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	64%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	21%
Cavico Industry and Mineral JSC*	27%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	95%
Cavico Land JSC	15%
Cavico Son La JSC	100%

During the period ended September 30, 2010, the Company sold 1,014,101 shares of Cavico Industry & Mineral JSC which reduced  the ownership from 45% to 27%, sold 462,100 shares of Cavico Power and Resource JSC which reduced the ownership from 78% to 64% and sold 276,500 shares of Cavico Manpower JSC which reduced the ownership from 40% to 21%. Cavico Industry and Mineral JSC shares are registered in Hanoi Stock Exchange under symbol “CMI” on June 23, 2010.

During the period ended September 30, 2010, BCTC (formerly, Ha An Trading Industry Ltd), a 100% owned subsidiary of Cavico Industry and Mineral JSC started operations. Therefore, the financial statements for BCTC were consolidated in Cavico Industry and Mineral JSC.

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

On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. On February 11, 2010, this Stock Purchase Agreement was consummated. As a result, the Company owned 50.24% of the total issued and outstanding ordinary shares of Cavico Mining. During the second and third quarter of 2010, the Company sold 2,000,000 shares of Cavico Mining at average Vietnamese Dong 22,815 per share (approximately $1.23 per share) in the open market and the Company owned 33.66% of Cavico Mining as of September 30, 2010. Cavico Mining is included in the unaudited consolidated financial statements for the period ended September 30, 2010 since the Company has a controlling financial interest in Cavico Mining.

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

Accounts Receivable

The Company grants credit to customers within Vietnam and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. The Company reserves balances as follows; 100% reserve for accounts over 365 days with no activities during the year, 15% reserve for accounts over 365 days with activities during the year, 10% reserve for accounts balances over 271-365 days, and  5% reserve for accounts balances in 180-270 days. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2010 and December 31, 2009, the Company had a reserve for doubtful accounts of $2,013,666 and $751,940, respectively.

Construction Work in Process

Construction work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The interest costs included in construction work in process were $5,651,831 and $3,133,416 at September 30, 2010 and December 31, 2009, respectively. The Company had $20,350,026 and $3,054,564 in long term construction work in process at September 30, 2010 and December 31, 2009, respectively, which will be recorded as cost of goods sold when certified revenue is recognized. Reserves for uncollectible amounts are provided and are periodically reviewed for collectability and any costs not expected to have future value are written off. As of September 30, 2010 and December 31, 2009, the reserves against both long term and short term construction work in process were $2,699,834 and $640,616, respectively. The Company recorded an impairment loss on construction work in process of $441,881 and $489,792 for the periods ended September 30, 2010 and 2009, respectively as the Company determined that the excess costs over expected revenue are not recoverable.

Advances to Employees

The Company advances funds to employees for salaries and business expenses. Since the employees traditionally choose to defer their salary payments to a later date, the Company pays the advances to employees throughout the year.  When the salary advances are not paid back, the Company has a right to offset against the salary payable amount. The advances not paid back within the agreed date are reviewed to determine if they need to be expensed or offset against the salaries payable. The advances for business expenses are charged to expenses when the employees turn in the expense report within one month from the date of expense incurred. If the advance amounts are not collectible, the Company can offset against employee payable. Advances to employees are included in Receivable-Other. As of September 30, 2010 and December 31, 2009, the Company had a balance of $3,288,887 and $1,364,426, respectively.

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

Depreciation expense for the nine-months ended September 30, 2010 and 2009 was $2,631,209 and $3,625,823, respectively.

Fair Value of Financial Instruments

Fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date  establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The levels of the fair value hierarchy established are:

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

At September 30, 2010 and December 31, 2009, respectively, the Company did not have any assets or liabilities which are recorded at fair value on a recurring basis.

The Company considers the recorded value of certain of the financial assets and liabilities, which consist primarily of cash and cash equivalents, investment securities, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at September 30, 2010 and December 31, 2009, respectively based upon the short-term nature of such assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

Long-term Retention Receivable

Construction contracts include a two to three year warranty period that is part of the construction contract. The Company has recorded $13,254,380 and $11,400,629 as long term retention receivable at September 30, 2010 and December 31, 2009, respectively. The retention receivable is reviewed each month (at minimum each quarter) to determine if any account needs to be reserved when the collection of receivable is doubtful or when the future realization of construction work in process on the project into revenues is uncertain. The Company has recorded an allowance in the amount of $30,530 and $57,157 as of September 30, 2010 and December 31, 2009, respectively.   To date, the Company has not incurred any warranty costs.

Concentration of Customer and Credit Risk

The Company generated 37% and 54% of total revenues from  major customers, in the periods ended September 30, 2010 and 2009, respectively. The accounts receivable balance for these customers at September 30, 2010 and 2009 was $14,026,024 and $16,120,906, respectively.

The Company invests its excess cash in government bonds and other highly liquid debt instruments of financial institutions and corporations with strong credit ratings.  The Company has established guidelines relative to diversification and maturities to safely maintain an adequate level of liquidity.

Revenue Recognition

The Company recognizes revenues from construction projects based upon work that is periodically certified as completed by the customer or which is virtually complete. The Company considers the title to work performed passes to the customer upon certification by the customer. Production costs, including materials, labor and subcontractor costs are allocated to revenue based upon the ratio of total costs incurred to date compared to total work to date.  Costs related to work performed but not completed are included in construction work in progress. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment are included in revenues and cost of goods sold when management believes that we are responsible for the acceptability of the project by client. Contracts are not segmented between types of services such as engineering and construction, and accordingly, gross margin is recognized under construction services.

The Company recognized uncollectible construction work in process as a contract loss in the period it is determined to be not collectible. Claims against customers are recognized as revenue upon settlement. The Company had $4,553,519 and $3,054,564 for the claims included in construction work-in-progress as of September 30, 2010 and December 31, 2009, respectively. In most of these claims, the work has been completed based on specification, but the pricing was not approved by the customer. During the periods ended September 30, 2010 and 2009, the Company recognized $2,907,032 and $1,304,942, respectively as revenue related to outstanding claims.  Revenues recognized in excess of amounts billed are classified as current assets under construction work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advances from customers.

The zero profit method permits the recognition of work performed (uncertified) as revenue at zero profit. Under this method, the Company would recognize the current increases in construction work in process as revenue and cost of goods sold with zero profit. The Company would recognize additional revenue and expenses at zero profit of $0 and $9,970,357, respectively for the period ended September 30, 2010 and 2009.

Sales revenue from commercial activities, such as sales of construction materials or steel fabrication, is recognized at the date when goods are delivered and accepted by the buyer and all significant risks and rewards relating to the ownership of the goods have been passed to the buyer.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in a full set of general-purpose financial statements. The Company’s unrealized loss of $1,163,085 and $530,968 for the nine months ended September 30, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. The Company also recorded an unrealized gain of $30,103 and $2,427,228 on investments available for sale for the nine months ended September 30, 2010, and 2009, respectively.

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

NOTE 3-   RECEIVABLE – OTHER

Other receivables at September 30, 2010 and December 31, 2009 by major classification were comprised of the following:

	September 30, 2010		December 31, 2009
Advances to employees	$$	3,288,887	$$	1,364,426
Prepayments to suppliers		4,429,811		8,298,235
Other short-term receivable		3,578,955		887,623
Total		$11,297,653		$10,550,284

The advances to employees consist of salary advances to employees, loans to employees, and advances to employees for business related expenses.  Under Vietnamese culture, some wages to employees are paid during the national holidays and other times of year. As of September 30, 2010 and December 31, 2009, the related payables to employees were $4,394,776 and $4,215,547.  Salary advances are made to these employees during the year for living expenses.  The increase in advances to employees and other short-term receivable was due to the inclusion of the balances for Cavico Mining in 2010.

NOTE 4 - INVENTORY

Inventories at September 30, 2010 and December 31, 2009  by major classifications, were comprised of the following:-

	September 30, 2010	December 31, 2009
Goods in transit	$391,156	$589,122
Material and supplies	3,310,757	2,456,457
Tools, instruments	160,593	106,666
Merchandise	1,407,617	968,585
Reserve	(104,022)	(6,755)
Inventory - net	$5,166,101	$4,114,075

NOTE 5 - OTHER CURRENT ASSETS

Other current assets at September 30, 2010 and December 31, 2009 by major classifications were comprised of the following:

	September 30, 2010	December 31, 2009
Prepaid loan interest	-	15,373
Other prepaid expenses	906,045	608,295
Tools and instruments	368,916	679,313
Deductible value added tax	612,105	382,132
Other current assets	463,623	520,802
TOTAL	$2,350,689	$2,205,915

Tools and instruments which do not meet the accounting policy to be classified in property and equipment are included in other current assets and amortized over 12 months. The amounts of tools and instruments included in non-current prepaid expenses were $836,451 and $1,054,078 for the period ended  September 30, 2010 and December 31, 2009, respectively and are amortized over 2 to 4 years based on the benefiting periods.

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

The major class of assets acquired and liabilities assumed are as follows:

Current assets	$15,390,000
Property and equipment, net	$3,332,000
Total assets	$22,134,000
Current liabilities	$10,515,000
Total liabilities	$14,942,000

The following table presents summary unaudited pro forma consolidated financial data for the period ended September 30, 2010 and 2009 that give effect to the purchase of a controlling interest in Cavico Mining. The unaudited pro forma consolidated statement of operations data give effect to the Cavico Mining Acquisition as if it had occurred at the beginning of 2009 , and the unaudited pro forma consolidated balance sheet data give effect to the Cavico Mining Acquisition as if it had occurred on January 1, 2009.

Unaudited Pro Forma Statement of Operations Data Summary:

	Pro Forma Three Months Period Ended Sept. 30, 2009	Three Months Period Ended Sept. 30, 2010	Pro Forma Nine Months Period Ended Sept 30, 2009	Nine Months Period Ended Sept. 30, 2010

Sales	$17,209,675	$14,604,916	$43,318,536	$43,903,198
Cost of sales	15,915,886	12,942,641	36,147,165	40,456,715
Gross Profit	1,293,789	1,662,275	7,171,371	3,446,483
Operating Expenses	2,694,583	2,285,718	6,268,945	7,269,141
Income (loss) from operations	(1,400,794)	(623,443)	902,425	(3,822,658)
Net loss before noncontrolling interest	(2,885,116)	(1,681,112)	(1,798,268)	(5,354,387)

Unaudited Pro Forma Balance Sheet Data Summary:

	Pro Forma , as adjusted Sept. 30, 2009	Sept. 30, 2010
Assets	$136,317,725	$137,826,470
Liabilities	117,534,908	125,542,055
Noncontrolling Interest	15,775,303	16,398,568
Cavico Corp.’s Stockholders’ Equity(Deficit)	3,007,514	(4,114,153)
Total Stockholders' Equity	18,782,817	12,284,415
Liabilities, Noncontrolling Interest and Stockholders’ Equity	$136,317,725	$137,826,470

Sale of Cavico Mining and Construction JSCShares

During the period ended September 30, 2010, the Company sold 2,000,000 shares of Cavico Mining at average Vietnamese Dong 22,815 per share (approximately $1.23 per share) in the open market and the Company reduced its ownership of Cavico Mining from 50.23% as of March 31, 2010 to 33.66% as of September 30, 2010. Cavico Mining is included in the unaudited consolidated financial statements for the period ended September 30, 2010 since the Company has a controlling financial interest in Cavico Mining.

Investment in companies, cost method

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment changes are recognized in the consolidated statement of operations. The Company classifies as “Investments, cost method” in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee. These investments are in private companies, which are carried at the lower of cost or net realized value. The estimated aggregate fair value of these investments approximated their carrying amount. The fair value of these investments were estimated based on a combination of the most recent financing and securities transactions and on other pertinent information, including financial condition and operating results of the investees. These investments are initially recorded at cost and reviewed at the end of each quarter for other than temporary impairment and discloses the impairment when the fair value of the investment is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months or at any time when immediate impairment is apparent. The review for impairment procedures include review of the financial reports, discussion with the investee’s officers, on-site visit, trends and prospects, relevant economic factors and review of investee company operations on website, if available. The Company determined that the impairment was temporary for some investments whose fair values were measured below the cost. For the period ended September 30, 2010 and 2009, the Company recorded impairment charge of $341,538 and $0, respectively.
The Company made new or additional investments of $2,801,742 and $346,086 and withdrew investments totaling $580,196 and $-0-  during the periods ended September 30, 2010 and 2009, respectively.

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

The cost basis at September 30, 2010 and December 31, 2009 and the fair value at September 30, 2010 consisted of the following:

	Sept. 30, 2010	Dec 31, 2009	Fair Value at Sept 30,2010
1. Tour Zones Investment and Construction JSC *	$182,929	$ 553,436	$ 183,111(c)(e)
2. Mai Son Cement Joint Stock Company	412,001	434,758	549,136(b)
3. Van Chan Hydropower Company	-	27,869
4. Ha Tay Investment and Development JSC	-	13,377
5. Businessman Culture Development JSC	26,410	27,869	(a)
6. Vietnam Media Financial JSC	127,440	108,037	115,433(c)
7. Vietnam Industry Investment and Construction JSC	52,821	55,738	(a)
8. Nam Viet Investment and Consultant JSC	14,526	-	(a)
9. Sao Mai-Ben Dinh Petrolium Investment JSC	-	557,383	-
10. IDICO Industry Zone Investment Development JSC	7,923	8,361	(a)
11. Vietnam Power Development JSC	52,821	55,738	(a)
12. IDICO Long Son Petrolium Industry Zone Investment	105,641	111,477	141,697(b)
13. Nhan Tri JSC	21,128	13,935	(a)
14. North and South Investment Development JSC	5,282	5,574	(a)
15. Vietnam Design JSC	14,262	15,049	(a)
16. Song Tranh Hydropower JSC	2,641	2,787	(a)
17. Kasvina JSC	96,778	102,124	336,457(b)
18. Vietnam Anti-counterfeit and trading promotion JSC	10,564	11,148	(a)
19. Song Thanh Hydropower JSC	26,410	27,869	(a)
20. MuongHom Mining JSC	1,304,362	354,848	(d)
21. Ha An Trading Industry Ltd	-	3,394	(f)
22. VEC Tower JSC	110,395	-	(d)
23. Dong Duong JSC	4,754	-	(a)
24. Hoang Nguyen Tourist JSC	23,769		(a)
25. Cavico Renewable Energy JSC	1,050,355		(d)
26. Truong Son JSC	63,913		(a)
27. Tan My Trang An Hydropower JSC	673,463		(d)
28. Others	4,516	4,765	(a)
TOTAL	$4,395,104	$2,495,536
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

(e) The investment value was less than 95% of the cost and has been in a continuous unrealized loss position for more than 12 month. Impairment loss of $341,538 was recorded in the period ended September 30, 2010.

(f) This investment  started operation during the period ended September 30, 2010 and was consolidated in Cavico Industry and Mineral JSC.

NOTE 7- INVESTMENTS, AVAILABLE FOR SALE

Assets measured at fair value on a recurring basis are summarized below. The Company has no financial liabilities measured at fair value on a recurring basis.

September 30, 2010	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$1,065,428	$1,439,497	$-	$2,504,925

Available- for- sale securities consisted of the following at September 30, 2010:

Common Stock:	Number of shares	Cost	Fair Value	Accumulated unrealized gain/(loss)

PHI Group, Inc.	2,000,000	$60,000	$40,000	$(20,000)
Habubank Stock*	659,995	544,651	418,336	(126,314)
Vinavico	611,260	599,402	687,716	88,314
Vietnam Growth Investment Fund (VF2)*	2,000,000	759,561	759,561	-
Military Bank Stock	215,332	344,845	261,601	(83,244)
Agribank Insurance JSC	400,000	211,282	173,252	(38,031)
Vietnam Power Investment and Development**	389,194	213,772	164,460	(49,312)
Total Securities		$2,733,513	$2,504,925	$(228,588)

* Collateral for notes payable
** This company became public in July 2009, quoted under symbol VPC at UPCOM – HaNoi Stock Exchange.

The Company’s short-term investments comprise equity and debt securities, all of which are classified as available-for-sale securities. These securities are carried at their fair market value based on either quoted market prices of the securities, and/or trading prices of over the counter market. VF2 securities were measured by HSBC Bank at September 30, 2010.  Net realized gains and losses are included in net earnings while unrealized gains and losses are included in other comprehensive income for available for sale securities. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification. The Company reviews the securities for possible other than temporary impairment when the fair value of security is less than 95% of the amortized cost and has been in a continuous unrealized loss position for more than 12 months.  If the investment market value has been less than 75% of cost longer than 12 months, impairment is recognized to reduce the value of investment to the market value unless immediate impairment is determined. The Company’s determination for impairment on  the available-for-sale securities are based on evaluations of performance indicators of the underlying assets in the securities, industry analyst reports, volatility of the securities’ fair value and other relevant information. As of September 30, 2010, the Company recognized impairment loss of $312,698 for VF2 as the decrease in fair value of the securities was determined to be other than temporary.

During the period ended September 30, 2010, the Company had no sales related to marketable securities.

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

During the year ended December 31, 2009, the Company sold 300,000 shares of Military Bank and 29,995 shares of Habubank. The company recorded $143,634 loss on the sale of the securities using average cost method at December 31, 2009. The Company purchased 159,525 shares of Military Bank during the year ended December 31, 2009.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and licenses.  Net intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Goodwill	$917,485	$727,073
Amortizable Intangible Assets:
Licenses for land use rights	823,643	313,149
Less Accumulated amortization	(80,382)	(57,274)
Amortizable Intangibles, net	743,261	255,875
Total Intangible Assets	$1,660,746	$982,948

The Company recorded goodwill when the Company purchased stock at a premium from the minority shareholders in its subsidiaries. The Company recorded an additional $81,428 related to premiums paid to minority shareholders that was recorded by Cavico Mining in prior years which was included in the consolidation of Cavico Mining. These stock purchases were accounted for using the purchase method. The Company recorded $151,823 of new goodwill during the period ended September 30, 2010 as a result of its acquisition of Cavico Mining (Note 6). The remaining changes in goodwill resulted from fluctuations of  foreign exchange rates between December 31, 2009 and September 30, 2010.

The Company has a license for land use rights from Hanoi Home Investment and Development Department and City of Hanoi. The land use rights are amortized over a period of 50 years.

During the period ended September 30, 2010, the Company added a new license to own mining rights to explore at Thung San White Stone Mine. This license was recorded at cost of $537,910 and is amortized over period of 30 years.

Amortization expenses for the Company’s intangible assets for the period ended September 30, 2010 and 2009 were $25,502 and $13,129 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

The Company leases its office and warehouse facilities in Hanoi, Vietnam from various lessors under operating leases that require minimum monthly payments of approximately $41,200.  The leases, which require the Company to pay for the maintenance, expire in December 31, 2010, January 23, 2011, October 25, 2011, November 1, 2011 and April 15, 2016. For the period ended September 30, 2010 and 2009, building rent expenses were $362,977 and $325,553, respectively.

The Company’s principal executive offices in the United States are leased on a month-to-month basis which are included in a monthly management fee of $2,000 which includes use of office space, equipment and administrative services. These offices are made available to the Company under the terms of a Management Services Agreement dated May 15, 2006, with PHI Group, Inc. For the periods ended September 30, 2010 and 2009, the Company recorded management fees of $6,000 for each period.

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2010 and December 31, 2009:

	Sep. 30, 2010	Dec. 31, 2009
Notes payable to Hanoi Building Commercial Joint Stock Bank*, unsecured, annual interest rates ranging from 10.5% to 12%, maturity dates ranging from November 30, 2010 to December 31, 2010.	$5,392,391	5,570,194

Notes payable to Hanoi Building Commercial Joint Stock Bank, secured by machinery and equipment, annual interest rate of 10.5%, matures on July 8, 2011	9,243	125,132

Notes payable to Agribank - Eastern Hanoi Branch*, unsecured, annual interest rate of 14% and 15.6%, matures on April 29, 2011 and September 28, 2012.	3,760,828	3,728,889

Notes payable to Agribank - Tu Liem Branch*, unsecured, annual interest rates ranging from 12% to 14.4%, maturity dates ranging from October 31, 2010 (extended maturity date is being negotiated) to April 15, 2011.	7,007,793	5,501,474

Notes payable to Agribank - Tu Liem Branch, secured by machinery and equipment, annual interest rate of 12%, matures on April 16, 2012	502,575	780,001

Notes payable to Military Commercial Joint Stock Bank*, secured by machinery, equipment, annual interest rate of 12% and 17%, matures on October 31, 2010 (extended maturity date is being negotiated) and November 30, 2010.	818,929	1,011,468

Notes payable toMilitary Commercial Joint Stock Bank, secured by machinery, equipment, annual interest rate of 17%, matures on December 30, 2011.	315,776	2,715,668

Notes payable to North Asia Commercial Joint Stock Bank - Nghe An Branch, secured by VF2 Fund Certificate, annual interest rate of 12.75%, matures on November 30, 2010.	1,848,722	1,950,839

Notes payable to Agribank - Northern Hanoi Branch*, unsecured, annual interest rates ranging from 10.5% to 14%, maturity dates ranging from October 25, 2010 (extended maturity date is being negotiated) to August 16, 2011.	13,290,425	9,841,978

Notes payable to Agribank - Northern Hanoi Branch, secured by machinery and equipment, interest rate of 10.5% and 14.5%, maturity dates ranging from March 25, 2011 to September 11, 2013.	1,285,281	1,091,268

Notes payable to BIVD – Son La Branch*,unsecured, annual interest rate of 12%, paid off on July 9, 2010.	-	26,369

Notes payable to BIVD – Son La Branch, secured by machinery and equipment, annual interest rate of 10.5%, paid off on July 9, 2010.	-	38,627

Notes payable to Agribank - Hoang Mai Branch*, unsecured, annual interest rate of 12% and 14%, matures on July 27, 2011 and March 31, 2011	4,446,450	4,867,475

Notes payable to Agribank-Hoang Mai Branch, secured by machinery and equipment, annual interest rate of Eurbor and 10.5%, matures on December 13, 2011 and September 7, 2012.	2,126,404	2,166,399

Notes payable to Saigon Commercial JS Bank, secured by machinery and equipment, annual interest rate of 13.2%, paid off on February 5, 2010.	-	62,892

Notes payable to BIDV - North Hanoi Branch, secured by machinery and equipment, annual interest rate of 10.5%, matures on March 25, 2012.	281,197	514,666

Notes payable to VID Public Bank*, unsecured, annual interest rate of 12%, paid off on June 10, 2010	-	2,787

Notes payable to Housing Development Bank*, unsecured, annual interest rate of 15%, matures on September 14, 2012	17,853	26,113

Notes payable to Vinashin Financial Company*, unsecured, annual interest rate of 15%, matures on November 6, 2010 (extended maturity date is being negotiated) .	528,206	557,383

Notes payable to Petroleum Financial Company , secured by machinery and equipment, annual interest rate of 10.5%, paid off on June 30, 2010.	-	40,277

Notes payable to Vietnam Development Bank - Thua Thien Hue Branch, secured by machinery and equipment, annual interest rate of 10.08%, paid off on April 23, 2010.	-	1,672,148

Notes payable to Thang Long Securities JSC, secured by stock of subsidiaries, annual interest rate of 17.4%, matured on November 11, 2010 (extended maturity date is being negotiated).	170,082	65,034

Notes payable to Agribank – Hoang Quoc Viet branch*, unsecured, annual interest rate ranging from 10.5% to 14%, maturity dates ranging from October 28, 2010 to September 14, 2011.	6,460,235	5,733,534

Notes payable to Agribank – Hoang Quoc Viet branch, secured by machinery and equipment, annual interest rate of 10.5% and 14%, matures on December 31, 2011 and July 31, 2012.	667,390	932,966

Notes payable to Agribank - Muong La branch*, unsecured, annual interest rate of 14%, matures on December 29, 2010	477,670	389,792

Notes payable to Global Petrolium JS Bank, secured by machinery and equipment, annual interest rate of 12%, matures on November 6, 2010 (extended maturity date is being negotiated) .	63,385	40,620

Notes payable to Techcombank, secured by machinery and equipment, annual interest rate ranging from 10.5% to 17.5%, matures on October 27, 2011, April 3, 2012 and April 28, 2013.	166,314	69,208

Notes payable to AnBinh JS bank, secured by machinery and equipment, annual interest rate of 17%, matures on July 20, 2011	15,569	28,751

Notes payable to SEA bank – Dong Da branch, secured by machinery and equipment, annual interest rate of 13.19%, matures on June 1, 2012.	35,595	57,768

Notes payable to Vietnam-Russia JV Bank, unsecured, annual interest rate of 10.5%, matures on November 30, 2010.	1,415,274	1,835,140

Notes payable to Eastern Bank – Khanh Hoa, unsecured, annual interest rate of 10.5%, paid off on February 10, 2010.	-	282,660

Notes payable to VietinBank – Ha noi, secured by machinery, annual interest rate of 10.5% and 12%, maturity dates ranging from December 24, 2010 to September 23, 2012	680,858	176,969

Notes payable to VIB – Lam Dong, unsecured, annual interest rate of 10.5%, matures on December 31, 2010	581,300	274,529

Notes payable to VietinBank – Dong Da, unsecured, annual interest rate of 14% and 14.5%, matures on October 30, 2010 (extended maturity date is being negotiated) and June 1, 2015	1,236,885	-

Notes payable to MaritimeBank – Cau Giay, unsecured, annual interest rate of 14%, matured on February 6, 2011.	42,256	-

Notes payable to EVN Financial Company, secured by stock of subsidiaries, annual interest rate of 16% and 17.5%, matures on December 15, 2010 and March 29, 2011	2,862,878	-

Notes payable to Habubank Securities Company, secured by stock of subsidiaries, annual interest rate of 18%, matured on August 8, 2010 and currently negotiating to extend maturity date.	273,188	-

Notes payable to Agribank Giai Phong Securities Company, secured by stock of subsidiaries, annual interest rate of 17% and 19%, maturity ranging from October 22, 2010 (extended maturity date is being negotiated) to January 18, 2011	906,611

Notes payable to Indovina bank – HaNoi branch, secured by assets, annual interest rate of 16.5%, matures on September 15, 2020	2,918,947

Notes payable to BIDV – West HaNoi, unsecured, annual interest rate of 12%, matures on January 24, 2011	264,103

Notes payable to Housing Develop bank – HaNoi branch, unsecured, annual interest rate of 15%, matures on May 28, 2011	1,099,747	-

Notes payable to AnBinh bank Securities JSC, secured by assets, annual interest rate of 17%, matures on October 27, 2010 (extended maturity date is being negotiated)	124,403	-

Notes payable to various individuals, unsecured, annual interest rates ranging from 12% to 16.8%, matures on December 31, 2010 and December 31, 2012	8,013,648	7,936,194

Total Notes Payable	$70,108,411	$60,115,212

ST Note payable and current portion of LT notes, weighted average interest rates of 13.07% and 10.6% for the period ended September 30, 2010 and 2009	$63,950,606	$54,740,704

Long-term Notes Payable	$6,157,805	$5,374,508

* The bank must approve all funding and controls the use of funds.

Future maturities on long-term debt as of September 30 are as follows:
2011	63,950,606
2012	2,353,224
2013	919,969
2014	676,802
2015	383,468
Thereafter	1,824,342
$70,108,411

As of September 30, 2010, the amounts of long-term and short term notes payable are stated at contract amounts which approximate fair value based on current interest rates of Vietnam.

Convertible Debentures

On August 6, 2010, the Company issued two 8% convertible debentures with a maturity date of August 6, 2011 totaling $200,000. The holders have the right to convert all or any portion of the outstanding principal amount and/or accrued interest into fully paid and non-assessable shares of the Common Stock at the Conversion Price, the lesser of (i) fifty-eight percent (58%) of the lowest closing price of the common stock during 10 trading days immediately preceding the conversion date or (ii) fifty-eight percent (58%) of the closing price on the date of issuance of the debenture. The number of conversion shares would not exceed the difference between the number of shares of common stock beneficially owned by the holder and 4.99% of the outstanding shares of common stock of the Company.

The conversion feature of convertible debentures provides for a rate of conversion that is below market value, the feature is characterized as a beneficial conversion feature. A beneficial conversion feature was recorded by the Company as debentures discount at the time of issuance for the amount of $148,617, which was credited to additional paid-in capital and is amortized over twelve months.

At September 30, 2010, the unamortized discount on the Debenture was $123,847. The following table reflects the convertible debt at September 30, 2010:

Convertible debentures	$200,000
Less: Unamortized portion of debentures discount	(123,847)
Value of debt at September 30, 2010	$76,153

The following table summarizes the charges to interest and amortization for the period ended September 30, 2010:

Interest expense on debentures	$2,667
Accretion of debentures discount	$24,769

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had loans receivable in the amounts of $567,596 and $194,634 and advances of $979,265 and $790,049 from various officers and directors of the Company as of September 30, 2010 and December 31, 2009, respectively. The loans to officers were made with no interest, not secured and due on demand.

The Company had other payables of $81,951 and $9,896 to officers and directors of the Company as of September 30, 2010 and December 31, 2009, respectively.

The Company had loans payable to officers and directors of $394,980 and $220,091 as of September 30, 2010 and December 31, 2009, respectively. These loans are unsecured, and due on demand with annual interest from 12% to 16.8%.

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

Preferred Stock

The Company has 25,000,000 authorized shares of blank check Preferred Stock with $0.001 par value. As of September 30, 2010, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock with $0.001 par value. As of September 30, 2010 and December 31, 2009, 3,275,036 shares were issued, 3,047,795 shares were outstanding.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

The Company had no stock issuance during the period ended September 30, 2010.

Changes in Non-controlling Interest

The following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners and the effect of the changes in Company’s ownership in a subsidiary and the equity attributable to the Company.

	Non-controlling interest	Cavico Corp.	Total Equity
Beginning balance at December 31, 2009	$8,421,218	$834,082	$9,255,300
Sale of shares from non-controlling interest	1,450,587	-	1,450,587
Sale of interest in non-controlling interest	2,650,221	-	2,650,221
Dividends paid to non-controlling interest	(298,322)	-	(298,322)
Foreign currency loss	(978,212)	(184,873)	(1,163,085)
Unrealized loss on available for sale securities	(31,418)	61,520	30,103
Acquisition of subsidiary	5,355,721	358,276	5,713,997
Net loss for the period ended Sept. 30, 2010	(171,228)	(5,183,159)	(5,354,387)
Ending balance at September 30, 2010	$16,398,568	$(4,114,153)	$12,284,415

	Non-controlling interest	Cavico Corp.	Total Equity
Beginning balance at December 31, 2008	$9,715,228	$3,245,183	$12,960,411
Sale of shares from non-controlling interest	275,607	-	275,607
Dividends paid to non-controlling interest	(529,295)	-	(529,295)
Foreign currency loss	(516,270)	(124,825)	(641,095)
Unrealized gain on available for sale securities	437,416	1,982,808	2,420,224
Reclassification of unrealized loss from prior period	(492,910)	492,910	-
Net loss for the year ended Dec. 31, 2009	(468,558)	(4,761,994)	(5,230,552)
Ending balance at December 31, 2009	$8,421,218	$834,082	$9,255,300

NOTE 13- SEGMENT REPORTING

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the period ended September 30, 2010:

	Civil	Mining	Commercial
	Construction	Activities	Activities	Unallocated	Total
Sales	$34,207,867	1,515,568	$8,179,762	$-	$43,903,198
Operating income/(loss)	(1,629,158)	(274,782)	279,590	(2,198,308)	(3,822,658)
Total Assets	94,370,203	5,576,507	15,379,472	22,500,288	137,826,470
Capital Expenditure	893,292	181,183	367,778	242,300	1,684,553
Interest Income	-	-	-	153,774	153,774
Interest Expense	295,304	4,001	535,173	751,460	1,385,939
Depreciation/Amortization	2,223,588	199,096	99,322	133,972	2,655,978

Following is a summary of segment information for the period ended September 30, 2009:

	Civil	Commercial
	Construction	Activities	Unallocated	Total

Sales	$36,699,183	$5,767,197	$-	$42,466,380
Operating income/(loss)	2,203,679	(26,697)	(2,278,599)	(101,617)
Total Assets	86,317,444	6,972,987	28,034,923	121,325,354
Capital Expenditure	4,953,451	291,155	7,328	5,251,935
Interest Income	-	-	198,585	198,585
Interest Expense	91,109	424,261	1,208,787	1,724,157
Depreciation/Amortization	3,395,057	57,010	173,756	3,625,823

NOTE 14-RESTATEMENT

The statement of operations for the nine-months period ended September 30, 2009 was restated due to the effect from restatements of quarters ended March 31, 2010 and June 30, 2010.  The prior quarters’ statements of operations were restated for six- months  accumulated totals of $30,286 for unrecorded bad debts expenses ,  $47,226  of prepayments to suppliers charged to general and administrative expenses  and  $495,488 for write-off  of certain work in process and advances for which costs were determined to be unrecoverable or had no future benefits.

ASC FASB 250-10-50-7 Disclosure

Effects on previously issued financial statements for the period ended September 30, 2009 are as follows:

Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2009

	Previously Reported	Net Change	Restated
Cost of goods sold-Civil construction	$31,228,662	$495,488	$31,724,150
Gross Profit	6,392,544	(495,488)	5,897,056
Bad debt expenses	359,290	30,286	389,576
General & administrative expenses	5,062,807	47,226	5,110,033
Total operating expenses	5,921,161	77,512	5,998,673
Total income from operations	471,383	(573,000)	(101,617)
Income before income taxes and noncontrolling interest	(1,914,669)	(573,000)	(2,487,669)
Net income before noncontrolling interest	(2,169,439)	(573,000)	(2,742,439)
Net losses (income) attributable to noncontrolling interest	(130,521)	236,028	105,507
Net income(loss) attributable to Cavico Corp.	$(2,299,959)	(336,972)	$(2,636,932)
Net income per common share-basic and diluted	$(0.75)	(0.12)	$(0.87)

Statement of Cash Flows for the Nine-Months Ended September 30, 2009

	Previously Reported	Net Change	Restated
Cash Flows From Operating Activities:
Net income	$(2,169,439)	(573,000)	$(2,742,439)
Increase in accounts receivable and other current assets	$(10,040,539)	234,745	$(9,805,794)
Increase in construction WIP	$(10,021,526)	338,255	$(9,683,271)
Net Cash Used in Operating Activities	$(5,462,533)	-	$(5,462,533)

NOTE 15-SUBSEQUENT EVENT

On October 12, 2010, the Company filed a registration statement Form S-3 to Securities and Exchange Commission in order to sell common stock, preferred stock, warrants, or a combination of these securities, or units, for an aggregate initial offering price of up to $10,000,000 in one or more offerings at prices and on terms that will be determined at the time of each offering. This registration statement was declared effective on October 18, 2010.  On October 26, 2010, the Company entered into an underwriting agreement with Rodman & Renshaw, LLC, as representative of the underwriters, related to a public offering of 750,000 shares of the Company's common stock at a price of $2.40 per share less a 7% underwriting commission. Under the terms of the Underwriting Agreement, the Company has granted the Representative an option, exercisable for 45 days, to purchase up to an additional 112,500 shares of Common Stock to cover over-allotments, if any. The agreement was consummated on November 1, 2010. The underwriters have exercised their over-allotment option, which resulted in the issuance of an additional 112,500 common shares. Pursuant to the underwriting agreement, the Company issued to the representative of the underwriters a warrant for the purchase of an aggregate of 75,000 shares (10% of the Offering Shares).  This warrant is exercisable, in whole or in part, commencing on a date which is one year from the closing date and expiring on the five-year anniversary of the closing date at an initial exercise price per share of $3.48, which is equal to 145% of the public offering price of the Firm Shares. This warrant is valued at $101,521 based on the shares price at grant date.

On October 20, 2010, the Company issued 100,000 shares of Rule 144 stock to the Company’s legal counsel for a payment of services related to the prior registration filings for secondary public offering at an aggregate value of $289,000.

On November 1, 2010, the Company entered into a service agreement with RedChip Companies, Inc. for investor relations services for 12 months period. The Company agreed to pay $5,000 per month for investor relation services, $18,000 for Research Visibility Package, and 75,000 shares of Rule 144 stock, due within five days of the execution of the service agreement. These 75,000 shares of Rule 144 stock, valued at $186,750 will be fully vested on April 27, 2011.

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

As of September 30, 2010, the assets in the consolidated financial statements are increased by $53,379,529 or 63% from $84,446,941 to $137,826,470, liabilities are increased by $40,616,394 or by 48% from $84,925,661 to $125,542,055, total revenues are increased by $10,301,727 or 31% from $33,601,471 to $43,903,198 and the net loss attributable to the Company was increased by $693,610 or by 15% from $4,489,549 to $5,183,159 by the consolidated entities in which the Company has less than fifty percent ownership shares. The net income before minority interest generated from the entities in which the Company has less than fifty percent ownership shares was 30% of total net income before minority interest for the period ended September 30, 2010.

The unaudited consolidated financial statements include the accounts of the parent company, Cavico Corp., and its following subsidiaries:

% of Ownership
Subsidiary
Cavico Vietnam Company Limited	100%
Cavico Bridge and Underground Construction JSC	66%
Cavico Mining and Construction JSC	34% %
Cavico Trading JSC	63%
Cavico Construction and Infrastructure Investment JSC	69%
Cavico Power and Resource JSC	64%
Cavico Transport JSC	69%
Cavico Hydropower Construction JSC	73%
Cavico Energy Construction JSC	38%
Cavico Tower JSC	37%
Cavico Industry and Technical Service JSC	64%
Cavico Manpower JSC	21%
Cavico Stone and Mineral JSC	27%
Cavico PHI Cement JSC	93%
Cavico Luong Son JSC	95%
Cavico Land JSC	15%
Cavico Son La JSC	100%

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

In accordance with current rules promulgated by the Vietnam State Security Committee relating to foreign ownership of publicly traded Vietnamese entities, the Company had to reduce our ownership in this entity to 50.16% in 2006. In 2008, the Company’s percentage of ownership was reduced to 25.55% with total equity amount of $1,315,704 from 39.13% at December 31, 2007 due to additional sale of ownership.  As of December 31, 2009, ownership remained at 25.55%

 On December 11, 2009, Cavico Corp., Cavico Vietnam and Cavico Mining and Construction JCS (“Cavico Mining”) entered into a Stock Purchase Agreement, pursuant to which the Company and its subsidiaries agreed to purchase from Cavico Mining a total of 4,000,000 ordinary shares of Cavico Mining at Vietnamese Dong 16,894 per share (approximately $0.91 per share based on current exchange rates) in exchange for debt owed to the Company and its subsidiaries by Cavico Mining. This Stock Purchase Agreement was consummated on February 11, 2010. As a result, the Company owned 50.24% of the total issued and outstanding ordinary shares of Cavico Mining. During the period ended September 30, 2010, the Company sold 2,000,000 shares of Cavico Mining at average Vietnamese Dong 22,815 per share (approximately $1.23 per share) in the open market and the Company owns 33.66% of Cavico Mining as of September 30, 2010. Cavico Mining is included in the unaudited consolidated financial statements for the period ended September 30, 2010 since the Company has a controlling financial interest in Cavico Mining per ASC 810, 10-15-22.

The income statement for the period ended September 30, 2010 includes the financial data of Cavico Mining as if Cavico Mining was consolidated at the beginning of the period, January 1, 2010.  The Company evaluated the effects of the consolidation of Cavico Mining on its current period income statement and has determined that there is no material effect to the Company’s consolidated financial statements taken as whole for the period ended September 30, 2010. The income statement and the effect of consolidation for Cavico Mining for the month of January 2010 are presented as follows;

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

The difference in the income attributable to Cavico from consolidation at January 1, 2010 does not have material effect on net income (loss) for the period ended September 30, 2010.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable. The Company’s consolidation of the entities with less than 50% ownership, such as Cavico Energy, Cavico Manpower, Cavico Tower Cavico Land and Cavico Industry and Mineral was based on an assumption that the Company has a controlling financial interest by contractual management arrangement and has the ability to make economic decisions on behalf of these entities.

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

Other Comprehensive Income

We report and display comprehensive income and its components in a full set of general-purpose financial statements. Our unrealized loss of $1,163,085 and $530,968 for the period ended September 30, 2010 and 2009, respectively relate to the translation of financial statements from Vietnamese Dong to US Dollars. We also recorded an unrealized gain of $30,103 and $2,427,228 on investments available for sale for the period ended September 30, 2010, and 2009, respectively.

Results of Operations

As a result of the acquisition of Cavico Mining effective February 11, 2010, the financial information for September 30, 2010 includes the operation of Cavico Mining whereas September 30, 2009 does not include Cavico Mining.

Results of operations for the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009.

Total Sales

We generated $14,604,916 in net sales during the three-months ended September 30, 2010 compared to $16,996,409 during the three-months ended September 30, 2009, mostly from civil construction projects. The Company’s net sales from civil construction decreased by $2,499,815 or 17% to $12,294,106 for the three-months ending September 30, 2010 from $14,793,921 for the same period in 2009. This decrease in revenue is mainly caused by the weakness of the Vietnamese Dung versus the US Dollar and the resulting currency conversion rate increase. The average conversion rate for 2010 was 18,511 Vietnamese Dong (VND) to US Dollar compared to 16,962 VND to dollar in 2009. The revenues in Vietnamese Dong for the three months ended September 30, 2010 decreased by 6% compared to the same period in the prior year.  The Company’s net sales from mining construction was $172,709 from Cavico Mining, a newly consolidated company in 2010. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) decreased by $64,387 or 3% to $2,138,101 for the three-months ending September 30, 2010 from $2,202,488 for the three-months ending September 30, 2009. This was primarily due to the currency conversion rate increase. The revenues from other operation in Vietnamese Dong for the three months ended September 30, 2010 increased by 6% compared to the same period in the prior year.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009 are as follows:

2010	Song Tranh		A Luoi	Ta Trach	Dong Nai 3	Algeri
Revenue	$918,958		$1,415,779	$564,903	$340,042	$1,384,189
Cost of goods sold	831,857		1,383,467	516,568	315,878	1,072,542
Gross Profit	87,101		32,312	48,335	24,164	311,647
Gross Profit %	9%		2%	9%	7%	23%

2009
Revenue	$998,602		$2,465,026	$1,444,378	$380,064	$1,471,567
Cost of goods sold	1,014,823		2,257,745	1,289,650	340,268	1,201,354
Gross Profit	(16,221)		207,281	154,728	39,796	270,213
Gross Profit %	(2	% )	8%	11%	10%	18%

Contract Amount	11,727,953		49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010		2007-2011	2009-2011	2007-2010	2008-2011

Comparisons for Major Projects

The revenue and cost of goods sold for each of our major projects was affected by the weakness of the VND versus the US Dollar.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project decreased by $1,049,247 or 43% to $1,415,779 for the three-months ended September 30, 2010 compared to the same period in 2009 as this project is approaching to completion and a few hurricanes in August delayed the construction process. 6% of this decrease is caused by the currency conversion rate increase to US dollar.  The cost of goods sold from A Luoi Tunnel project decreased by $874,278 or 39% for the three-months ended September 30, 2010 compared to 2009. The percentage of cost of goods sold to sales for this project increased to 98% for the three-months ended September 30, 2010 compared to 92% for the same period in 2009. The gross profit from A Luoi Tunnel decreased by $174,969 in the three-months ended September 30, 2010 or 84% over the same period in 2009. The gross profit percentage for this project decreased from 8% to 2% as the revenue was decreased due to weather condition delayed the operation. The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes. In addition, the price of main materials increased significantly from previous year; steel price increased 30% from $540/ton to $700/ton, fuel price increased 33% from $0.6/liter to $0.8/liter.

Algeri Project

The revenues from Algeri Project decreased by $87,378 or 6% for the three-months ended September 30, 2010 compared to the same period in 2009. This decrease is caused by the currency conversion rate increase. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 3% compared to the same period in the prior year. The cost of goods sold from Algeri project decreased by $128,812 or 11% for the three-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 77% in 2010 compared to 82% in 2009. The gross profit from Algeri project increased by $41,434 or 15% in the three-months ended September 30, 2010 compared to the same period in 2009. This increase in gross profit is due to the currency exchange rate increase. The revenue is received in US dollar but wages paid to employees are in Vietnamese Dong.  The gross profit percentage to sales for Algeri project increased from 18% to 23% in the three-months ended September 30, 2010 compared to the same period in 2009.

Song Tranh Project

The revenues from Song Tranh Project decreased by $79,644 or 8% for the three-months ended September 30, 2010 compared to the same period in 2009. This decrease is caused by the currency conversion rate increase. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 0.4% compared to the same period in the prior year. The revenue for 2010 included the revenue generated from tunnel concrete lining and as well as tunnel excavation work compared to revenue from tunnel excavation in 2009.  The cost of goods sold for Song Tranh project decreased by $182,966 or 18% for the three-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 91% in 2010 compared to 102% in 2009. This decrease of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining of over-break excavated tunnel  due to bad geological condition in the 3rd quarter of 2009.  The gross profit from Song Tranh project increased by $103,322 or 637% in the three-months ended September 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project increased from (2%) to 9% in the three-months ended September 30, 2010 compared to the same period in 2009 due to higher cost of goods sold in 2009 as explained previously.

Dong Nai 3

The revenues from Dong Nai 3 Project decreased by $40,022 or 11% (2% decrease in Vietnamese Dong)  to $340,042 for the three-months ended September 30, 2010 compared to $380,064 for the same period in 2009 since this project is approaching to completion. The cost of goods sold from Dong Nai 3 project decreased by $24,390 or 7% to$315,878 for the three-months ended September 30, 2010. The percentage of cost of goods sold to sales for this project was 93% for the three-months ended September 30, 2010 compared to 90% in the prior period. The gross profit from Dong Nai 3 project decreased by $15,632 or 39% in the three-months ended September 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Dong Nai 3 project decreased from 10 to 7% in the three-months ended September 30, 2010 compared to the same period in 2009 as the project is approaching the completion stage.

Ta Trach

The revenues from Ta Trach Project decreased by $879,475 or 61% for the three-months ended September 30, 2010 compared to the same period in 2009. 4% of this decrease is contributed by the currency conversion rate increase.  The decrease in revenue was due to the delay in the process of certifying the completed work by the customer. In the third quarter of 2009, the certification process was quicker since we completed earth work and tunnel excavation. In the third quarter of 2010, we completed structural concrete work and lining inside tunnel. The cost of goods sold from Ta Trach project decreased by $773,082 or 60% for the three-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was increased to 91% in 2010 compared to 89% in 2009. The gross profit from Ta Trach project decreased by $106,393 or 69% in the three-months ended September 30, 2010 compared to the same period in 2009. This decrease in gross profit is due to a higher decrease in revenue compared to a decrease in costs in the three-months ended September 30, 2010.  As a result, the gross profit percentage to sales for Ta Trach project also decreased from 11% to 9% in the three-months ended September 30, 2010 compared to the same period in 2009.

Cost of production

Costs of Goods Sold were $12,942,641 and $15,944,229 for the three-months ended September 30, 2010 and 2009, respectively.  Cost of Goods sold includes capitalization of interest expenses of $1,317,563 and $ 424,838 for the three-months ended September 30, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) decreased by $3,894,313 or 25% to $11,625,078 for the three-months ending September 30, 2010 from $ 15,519,391 for the three-months ending September 30, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales decreased by 11% to 80% for the three-months ended September 30, 2010 from 91% of sales for the same period in 2009.  The decrease of cost goods sold from civil construction as a percentage of sales compared to the same quarter in the prior year was due to the phase of some of the projects are in. Higher costs were incurred in the prior year since some of the projects were in the early stage which normally required higher costs compared to revenues generated.

Company’s cost of goods sold for civil construction for the three-months ended September 30, 2010 was $10,770,860, of which as a percentage of sales decreases by 8% to 88% for the three-months ended September 30, 2010 from 96% of sales for the period ended September 30, 2009. Company’s cost of goods sold for mining construction for the three-months ended September 30, 2010 was $295,648, of which as a percentage of sales was 171%. This high cost of goods sold percentage to sales is due to a fixed price project for which the inflated costs were not compensated.  Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the three-months ended September 30, 2010 was $1,876,133, of which as a percentage of sales increased by 6% to 88% for the three-months ended September 30, 2010 from 82% for the same period in 2009.

Gross Profit

Gross profit for the three-months ended September 30, 2010 was $1,662,275 or 11% of sales compared to $1,052,180 or 6% of sales for the three-months ended September 30, 2009. The increase in gross profit was primarily due to an increase in gross profit of $875,983 from civil construction from $647,263 to $1,523,246 in the third quarter 2009 and 2010.  The gross profit percentage for civil construction projects increased to 12% in the third quarter of 2010 compared to 4% in 2009.  This increase in gross profit percentage was primarily due to the phases of the projects for which higher costs, compared to revenues, were incurred in the prior year since some of the projects were in early stage in the 3rd quarter of 2009. The gross profit from commercial activities decreased by $142,949, and the gross profit percentage decreased from 18% to 12%. This decrease is mainly due to a decrease in the demand in trading which caused lower margins in the third quarter of 2010 as compared to same period of 2009.

Operating Expenses

The company’s operating expenses for the three-months ended September 30, 2010 were $2,285,718 compared to $2,578,786 for the same period in 2009, with a decrease of $293,068. The decrease which was offset by an increase of expense was mainly due to the following:

•	Payroll expenses decreased by $225,970 to $696,234 for the three-months ended September 30, 2010 from $992,204 for the same period in 2009.

•	Rent expenses increased by $12,754 to $121,223 for the three-months ended September 30, 2010 from $108,469 for the same period in 2009.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $38,975 to $428,033 for the three-months ended September 30, 2010 from $389,058 for the same period in 2009.

•	Selling expenses decreased by $231,768 to $98,095 for the three-months ended September 30, 2010 from $ 329,863 for the same period in 2009.

•	Other administration cost of subsidiaries increased by $178,306 to $780,672 for the three-months ended September 30, 2010 from $602,367 for the same period in 2009.

Bad debt expenses for the three-months ended September 30, 2010 was $161,461 compared to $250,386 for the same period in 2009.

Other Income (expenses)

The total other expenses decreased by $842,826 to $714,733 for the three-months ended September 30, 2010 from $1,557,559 for the three-months ended September 30, 2009. This decrease in other expense in 2010 is mainly due to a gain on sale of shares interest in a subsidiary of $341,858 for the three-months ended September 30, 2010 compared to $0 in the same period in 2009. Other income also includes gain from disposal of fixed assets of $258,146 for the three-months ended September 30, 2010 compared to a loss of $902 in 2009. Other income during the three-months ended September 30, 2010 was $27,611 compared to $60,713 for the same period in 2009. In addition, a loss on foreign currency exchange of $62,709 was recorded for the three months ended September 30, 2010 compared to a loss of $43,083 in the comparable prior period. This relates to re-measurement of debts in different currencies. Other-than-temporary impairment losses on available-for-sale securities of $669,116 and $978,880 were recorded for the three-months ended September 30, 2010 and 2009, respectively.

Interest expenses excluding capitalized interest decreased by $138,997 to $516,165 for the three-months ended September 30, 2010 from $655,162 for the same period in 2009.

Net Income (loss)

The Company had net loss of $1,681,112 and $2,993,277 for the three-months ended September 30, 2010 and 2009, respectively. The net loss for the Company excluding net income attributable to non-controlling interest was $1,901,172 compared to $2,603,989 for the same period in 2009.

The net loss per share was $0.62 and $0.85 for the three-months ended September 30, 2010 and 2009, respectively.

Results of operations for the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009.

Total Sales

We generated $43,903,198 in net sales during the nine-months ended September 30, 2010 compared to $42,466,380 during the nine-months ended September 30, 2009, mostly from civil construction projects. The Company’s net sales from civil construction decreased by $2,491,316 or 7% to $34,207,867 for the nine-months ending September 30, 2010 from $36,699,183 for the same period in 2009. This decrease is caused by the currency conversion rate increase. The revenues in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 6% compared to the same period in the prior year.. The Company’s net sales from mining construction was $1,515,569 from Cavico Mining, a newly consolidated company in 2010. The Company’s net sales from other operations (leasing machinery and equipment, selling materials, steel fabrication) increased by $2,412,566 or 42% to $8,179,762 for the nine-months ending September 30, 2010 from $5,767,197 for the nine-months ending September 30, 2009. This was primarily due an increase in demand of construction materials in the first half of the year.

The revenues, costs of goods sold and profit margins from our major projects from civil construction except Algeri which is a service contract in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009 are as follows:

2010	Song Tranh	A Luoi	Ta Trach	Dong Nai 3	Algeri
Revenue	$2,315,391	$5,904,206	$1,976,833	$1,954,022	$4,826,885
Cost of goods sold	2,307,333	5,250,420	1,702,036	1,783,094	3,677,300
Gross Profit	8,058	653,786	274,797	170,928	1,149,585
Gross Profit %	0%	11%	14%	9%	24%

2009
Revenue	$2,097,579	$6,235,690	$2,131,260	$559,506	$3,797,948
Cost of goods sold	1,866,271	5,191,708	1,884,392	484,162	3,004,674
Gross Profit	231,308	1,043,982	246,868	75,344	793,274
Gross Profit %	11%	17%	12%	13%	21%

Contract Amount	11,727,953	49,032,632	18,200,000	6,100,000	14,469,530
Contract period	2007-2010	2007-2011	2009-2011	2007-2010	2008-2011

Comparisons for Major Projects

The revenue and cost of goods sold for each of our major projects was affected by the weakness of the VND versus the US Dollar.

A Luoi Tunnel

The revenues from the A Luoi Tunnel Project decreased by $331,484 or 5% to $5,904,206 for the nine-months ended September 30, 2010 compared to the same period in 2009. This decrease is mainly caused by the currency conversion rate increase. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 3% compared to the same period in the prior year. The cost of goods sold from A Luoi Tunnel project increased by $58,712 or 1% for the nine-months ended September 30, 2010 compared to 2009. The percentage of cost of goods sold to sales for this project increased to 89% for the nine-months ended September 30, 2010 compared to 83% for the same period in 2009. The gross profit from A Luoi Tunnel decreased by $390,196 in the nine-months ended September 30, 2010 or 37% over the same period in 2009. 5% of this decrease in gross profit percentage is resulted from currency rate. The gross profit percentage for this project decreased from 17% to 11%. The Company encountered 900 meters long of tunnel excavation with worse geological condition and the construction process was delayed in the third quarter of 2010 due to bad weather. The lower production caused lower revenue and increased higher cost of goods sold rate per revenue . The Company recognizes the revenue of the project based on the previous unit rate of tunnel excavation while submitting to the project owner the new rate for additional quantity of work related to the geological changes. In addition, the price of main materials increased significantly from previous year as described earlier.  The Company recognized impairment loss of $14,524 in the nine-months ended September 30, 2010 as the work-in-process exceeded the anticipated revenue on the project.

Algeri Project

The revenues from Algeri Project increased by $1,028,937 or 27% for the nine-months ended September 30, 2010 compared to the same period in 2009. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 39% compared to the same period in the prior year. The cost of goods sold from Algeri project increased by $672,626 or 22% for the nine-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 76% in 2010 compared to 79% in 2009. The gross profit from Algeri project increased by $356,311 or 45% in the nine-months ended September 30, 2010 compared to the same period in 2009. The gross profit percentage increase would be 58% over the prior period in Vietnamese Dong. This increase in gross profit is due to an increase in revenue in the nine-months ended September 30, 2010 and as a result of higher currency exchange rate since the revenue is received in US dollar and the wages are paid in Vietnamese Dong . The gross profit percentage to sales for Algeri project increased from 21% to 24% in the nine-months ended September 30, 2010 compared to the same period in 2009.

Song Tranh Project

The revenues from Song Tranh Project increased by $217,812 or 10% for the nine-months ended September 30, 2010 compared to the same period in 2009. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 20% compared to the same period in the prior year. The revenue for 2010 included the revenue generated from tunnel concrete lining and as well as tunnel excavation work compared to revenue from tunnel excavation in 2009.  The cost of goods sold for Song Tranh project increased by $441,062 or 24% for the nine-months ended September 30, 2010 compared to the same period in 2009. The Company impaired the excess costs over the expected revenue during the nine-months ended September 30, 2009 in the amount of $28,587. No additional impairment loss was recorded during the nine- month ended September 30, 2010 since the amount reserved for work in process for this project exceeded the unrecoverable costs. The percentage of cost of goods sold to sale for this project was increased to 100% in 2010 compared to 89% in 2009. This increase of the cost of goods sold to sale in 2010 was caused by the extra volume of concrete lining of over-break excavated tunnel due to bad geological condition which was not compensated from the customer yet. As a result of the increased cost of goods sold, the gross profit from Song Tranh project decreased by $223,250 or 97% (96% using Vietnamese Dong) in the nine-months ended September 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Song Tranh project decreased from 11% to 0% in the nine-months ended September 30, 2010 compared to the same period in 2009

Dong Nai 3

The revenues from Dong Nai 3 Project increased by $1,394,517 or 249% for the nine-months ended September 30, 2010 compared to the same period in 2009. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 281% compared to the same period in the prior year.  The cost of goods sold from Dong Nai 3 project increased by $1,298,932 or 268% for the nine-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was increased to 91% for the nine-months ended September 30, 2010 compared to 87% in the same period in 2009. The gross profit from Dong Nai 3 project was increased by $95,584 or 127% (148% using Vietnamese Dong) in the nine-months ended September 30, 2010 compared to the same period in 2009. The gross profit percentage to sales for Dong Nai 3 project decreased from 13% to 9% in the nine-months ended September 30, 2010 compared to the same period in 2009. The main reason for this decrease in gross profit percentage to sales is that this project is approaching the completion stage which incurs higher costs compared to the revenues generated.

Ta Trach

The revenues from Ta Trach Project decreased by $154,427 or 7% for the nine-months ended September 30, 2010 compared to the same period in 2009. . This decrease is caused by the currency conversion rate increase. The revenues for this project in Vietnamese Dong for the nine-months ended September 30, 2010 increased by 1% compared to the same period in the prior year. As described earlier, the decrease in revenue in the third quarter of 2010 due to the delay in the process of certifying the completed work by the customer also affected the revenue for this period . The cost of goods sold from Ta Trach project increased by $182,356 or 10% for the nine-months ended September 30, 2010 compared to the same period in 2009. The percentage of cost of goods sold to sale for this project was decreased to 86% in 2010 compared to 88% in 2009. The gross profit from Ta Trach project increased by $27,929 or 11% (21% using Vietnamese Dong) in the nine-months ended September 30, 2010 compared to the same period in 2009. This increase in gross profit is due to an increase in revenue in the nine-months ended September 30, 2010 as the project progressed compared to a small operation as the project started in 2009. As a result, the gross profit percentage to sales for Ta Trach project also increased from 12% to 14% in the nine-months ended September 30, 2010 compared to the same period in 2009.

Cost of production

Costs of Goods Sold were $40,456,715 and $36,569,324 for the nine-months ended September 30, 2010 and 2009, respectively.  Cost of Goods sold includes capitalization of interest expenses of $3,653,824 and $ 2,353,728 for the nine-months ended September 30, 2010 and 2009, respectively. The increase in capitalization of interest was due to new loans added in 2010.

Cost of Goods Sold (without capitalization of interest expenses) increased by $2,587,295 or 8% to $36,802,891 for the nine-months ending September 30, 2010 from $34,215,596 for the nine-months ending September 30, 2009. Cost of Goods sold excluding capitalization of interest expenses as a percentage of sales increases by 3% to 84% for the nine-months ended September 30, 2010 from 81% of sales for the same period in 2009.  The increase of cost goods sold from civil construction and mining as a percentage of sales was due to an increase in price of main materials such as fuels ( increased 33%), steel (increased 30%), cement, materials and spare parts and impairment of work-in-process for certain projects amounting $441,881 as the Company determined that the excess costs over expected revenues are not recoverable. .

Company’s cost of goods sold for civil construction for the nine-months ended September 30, 2010 was $31,798,468, of which as a percentage of sales increases by 7% to 93% for the nine-months ended September 30, 2010 from 86% of sales for the period ended September 30, 2009. Company’s cost of goods sold for mining construction for the nine-months ended September 30, 2010 was $1,665,427, of which as a percentage of sales was 110%. Company’s cost of goods sold from other operations (i.e. leasing machinery and equipment, selling steel fabrication) for the nine-months ended September 30, 2010 was $6,992,820, of which as a percentage of sales increased by 1% to 85% for the nine-months ended September 30, 2010 from 84% for the same period in 2009.

Gross Profit

Gross profit for the nine-months ended September 30, 2010 was $3,446,483 or 8% of sales compared to $5,897,056 or 14% of sales for the nine-months ended September 30, 2009. The decrease in gross profit was primarily due to a decrease in gross profit of $2,565,634 from civil construction from $4,975,033 to $2,409,399 in the nine-months ended September 30, 2009 and 2010.  The gross profit percentage for civil construction projects decreased to 7% in the nine-months ended September 30, 2010 compared to 14% in 2009.  This decrease in gross profit percentage was primarily due to an increase in price of main materials and due to the phases of the projects. Many of the projects started in late 2009 and did not generate high revenues compared to costs incurred. The gross profit from commercial activities increased by $264,919, and the gross profit percentage to sale was 15% for the nine-months ended September 30, 2010 compared to 16% for the same period in 2009.

Operating Expenses

The company’s operating expenses for the nine-months ended September 30, 2010 were $7,269,141 compared to $5,998,673 for the same period in 2009, with an increase of $1,270,468. The increase which was offset by a decrease of expense was mainly due to the following:

•	Payroll expenses increased by $96,009 to $2,162,957 for the nine-months ended September 30, 2010 from $ 2,066,948 for the same period in 2009.

•	Rent expenses increased by $37,424 to $362,977 for the nine-months ended September 30, 2010 from $ 325,553 for the same period in 2009.

•
Administrative cost of corporate office (mainly audit fees, legal fees and consulting fees) increased by $264,686 to $1,333,382 for the nine-months ended September 30, 2010 from $1,068,696 for the same period in 2009.

•	Selling expenses decreased by $67,968 to $431,096 for the nine-months ended September 30, 2010 from $ 499,064 for the same period in 2009.

•	Other administration cost of subsidiaries increased by $262,682 to $1,911,518 for the nine-months ended September 30, 2010 from $ 1,648,836 for the same period in 2009.

Bad debt expenses for the nine-months ended September 30, 2010 was $1,067,211 compared to $389,576 for the same period in 2009.

The increase in bad debt expense is due to an increase in the allowance for uncollectible amounts. Pursuant to accounting policy, the allowance accounts are based on management’s judgment and at minimum are calculated based on the aging of the accounts receivables. As the age of our accounts receivable increased, our allowance has increased. During the period ended September 30, 2010, for accounts receivable over 181 days increased from 20% of our total accounts receivable as of December 31, 2009 to 45% of our total accounts receivable as of September 30, 2010 and the accounts receivable over 360 days increased from 10% of our total accounts receivable as of December 31, 2009 to 27% of our total accounts receivable as of September 30, 2010. The increase in accounts receivable over 360 days was primarily related to the aging of an account balance for one of the Company’s major customers.

The activities in the allowance accounts are as follows;

Allowance Account	Balance December 31, 2009	Bad Debt Allowance Expense		Charge-offs and Recoveries**		Reserve for Cavico Mining at Dec. 31, 2009	Balance Sep. 30, 2010
Accounts receivable – trade	$751,940	$1,067,211	*	$	(74,223)	268,738	$2,013,666
Long-term retention	57,157	-	*		(26,627)	-	30,530
Sub-total	809,097	1,067,211			(100,850)	268,738	2,044,196
Work in process	123,325	21,006	***		(7,697)	60,537	197,171
Long-term work in process	517,291	1,432,930	***		(39,203)	591,645	2,502,663
Sub-total	640,616	1,453,936			(46,900)	652,182	2,699,834
Total	$1,449,713	$2,521,147		$	(147,750)	920,920	$4,744,030

*   Amount agrees to income statement caption “Bad debt expenses”.
** Recoveries were immaterial in this period. Currency rate differentials between the periods are included in this column.
*** These amounts are charged to cost of goods sold.

Other Income (expenses)

The total other expenses decreased by $1,619,806 to $766,246 for the nine-months ended September 30, 2010 from $2,386,052 for the nine-months ended September 30, 2009. This increase in other income (expense) in 2010 is mainly due to a gain on sale of shares interest in subsidiary of $750,838 and loss on investment at acquisition and disposal of $63,994 during the nine-months ended September 30, 2010 compared to $0 in the same period in 2009. Other income also includes gain from disposal of fixed assets of $392,874 for the nine-months ended September 30, 2010 compared to $7,298 in 2009. Other income during the nine-months ended September 30, 2010 was $86,360 compared to $109,451 for the same period in 2009. In addition, loss on foreign currency exchange of $31,043 was recorded for the nine- months ended September 30, 2010 compared to $96,775 in the comparable prior period. This relates to re-measurement of debts in different currencies. Other-than-temporary impairment losses on invetment of $669,116 and $978,880 were recorded for the nine-months ended September 30, 2010 and 2009.

Interest expenses excluding capitalized interest decreased by $338,218 to $1,385,939 for the nine-months ended September 30, 2010 from $1,724,157 for the same period in 2009.

The Company’s income before interest, depreciation and amortization, income tax and non-controlling interest for the nine-months ended September 30, 2010 and 2009 was $2,442,619 and $4,423,523, respectively.

Net Income

The Company had net loss of $5,354,387 and $2,742,439 for the nine-months ended September 30, 2010 and 2009, respectively. The net income for the Company excluding net income attributable to non-controlling interest was $5,183,159 compared to $2,636,932 for the same period in 2009.

The net loss per share was $1.70 and $0.87 for the nine-months ended September 30, 2010  and 2009, respectively.

Liquidity and Capital Resources

The Company’s working capital deficit as of September 30, 2010 increased by $12,162,543 to $35,791,124 compared to $23,628,581 as of December 31, 2009 as current assets increased less than the increase in current liabilities.  The major factors contributing to this decrease in working capital as of September 30, 2010 compared to December 31, 2009 were an increase of $2,629,759 in accrual expenses, an increase of $2,211,300 in account payables and an increase of $9,384,791 in current notes payable. Generally in Vietnam, bank loans are granted on a yearly basis and renewed each year. The Company has $63,950,606 in maturing debts in one year from September 30, 2010.

As of September 30, 2010, we had $2,723,639 in cash, current accounts receivable of $16,514,167, an inventory of $5,166,101, a construction WIP of $25,363,577 and net fixed assets of $27,342,489. Our current accounts receivable was increased by $704,178 from the prior year end. Our current construction WIP for the current period was decreased by $517,546 from the prior year end. We anticipate our accounts receivable and inventory will continue to increase in 2010 as we completed and added more new projects.
We have current receivables, long-term receivables and work in process with the following characteristics:

	September 30, 2010	December 31, 2009
Accounts receivable -trade- net	$16,514,167	$15,809,989
Receivable - other	11,297,653	10,550,284
Work in process	25,363,577	25,881,123
Receivables and advances from related parties	1,546,861	984,684
Long-term retention receivables	13,254,380	11,400,629
Long-term work in process	20,350,026	3,054,564

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

At September 30, 2010, the balance of accounts receivable-trade that was outstanding for more than six months was $8,199,918, $5,068,099 of this amount was from the Buonkuop, Daksrong, Dakmi 4 and Buon tuasha projects. Management believes reserves for uncollectable amounts, which are provided based on past experience and a specific analysis of the accounts, are sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2010, we had a reserve for doubtful accounts of $2,013,666.  We do not have liens or collateral rights on these projects but these projects have the support and financial backing of the Government of Vietnam.

Receivable – other consists of $3,288,887 of advances, $4,429,811 of prepayments to suppliers and $3,578,955 of other short-term receivables. These receivables are generated from civil construction and mining construction projects as well as from our other commercial activities. Advances include monies advanced for miscellaneous expenses such as business travel costs, selling costs and material purchases. As of September 30, 2010, the entire balance is expected to be collected or expensed within a year. Advances and prepayments  to our supplies are for works to be performed on our contracts. The execution of the work and the approval by the necessary Vietnamese agencies can take up to a year. We expect to collect all amounts due and this expectation is supported by past collection history.

Work in process and Long-term work in process includes the costs of production such as materials, labor, overhead and interest cost on projects not yet recognized as revenue.  The revenue is recognized when the work is completed and the customer certifies completion.  There are no contractual provisions that prevent our work in process from being collected.  As of September 30, 2010, the balance of work in process was $45,713,603 of which approximately $31,454,035 was over 6 month from various projects.  These amounts are billed or expected to be billed as follows: billed $5,749,317 by December 31, 2010, expected to bill $20,645,068 by September 30, 2011.   The largest work in process balances are for the Ban Ve Hydropower Project, the Buon Tua Srah Hydropower Project, A Luoi Hydropower project, Song Tranh Hydropower project and Ta Trach project, which totals approximately $12,285,873.  As of September 30, 2010, we had reserved $2,699,834 against work in process balances.

Included in the current work in process over six months old are (1) work completed but the examined by consultant to grant a certificate  of completion for payment (2)preparation and temporary facility work for whole project which is included in the unit rate which will be paid gradually by every certificate of payment to the end of the project (3)additional work performed based on the instruction and agreement with the customer but waiting for the approval of the payment rate from the customer.  Long-term work in process were $20,350,026 and $3,054,564 as of September 30, 2010 and December 31, 2009, respectively. The main reason for the increase is due to the consolidation of Cavico Mining in 2010 and a classification of certain aged work in process from current work in process. The long-term work in process will be billed and collected after the project owner certifies the work. We are not currently aware of any factors that would cause the ultimate timing of collections to change. We have determined that the reserves against work in process were sufficient for both short term and long term work in process.

Receivables and advances from related parties include advances to management and employees include miscellaneous expenses such as business travel costs, selling costs and material purchases. Our policy is to receive expense reports for these amounts and move them to the appropriate expense account. If an expense report is not turned in, these advances can be deducted from the salary of the related individuals. These loans were made with no interest, not secured and due on demand. We had loans receivable in the amounts of $567,596 and advances of $979,265 as of September 30, 2010.

Long term retention receivable has a balance of $13,254,380 at September 30, 2010. We attempt to shift our construction risks to our customers. We do, however, provide a warranty period of two to three year after completion of the construction contract. Long-term retention receivables are typically paid within two years after the completion of a construction project.  The amounts outstanding for more than two years have not been paid pursuant to the payment terms of the Company’s contracts.  We expect to collect these amounts within two years after the completion of the applicable construction contract. Our customers generally keep the retention of 5 to 15 percent of the contract amount until the warranty period expires. The largest long-term retention receivable balances are for the Dai Ninh Hydropower Project, the Buon Kuop Hydropower Project, ALuoi Hydropower Project and the Buon Tua Srah Hydropower Project. All four projects are current in their payments and there are no known disputes regarding the work performed to date. For example, our construction contract for Buon Kuop hydro power was scheduled to run from June 2004 to June 2009. Our accumulated revenue at Buon Kuop from June 2004 to June 2009 was approximately $20 million. Since 5% of the revenue is held by as long-term retention, $1 million is held by the customer as long-term retention. Since the construction of this project was completed in June 2009, this $1 million and any other long-term retention balance associated with this project would be expected to be paid in June 2011. When paid, a portion of the long-term retention receivable will be seven years old but will still be paid in accordance with the contractual terms of the contract. We believe that the Buon Kuop long-term retention receivable, along with our other long-term retention receivables will be collected when due under each contract’s terms.  We have received 100% of the retention from the contracts completed upon the expiration of warranty periods such as 2B Hai Van project or A Luoi Road project.

Current liabilities-Our total current liabilities as of September 30, 2010 were $103,258,736 which was increased by $13,741,006 from the prior year end. The current liabilities were represented mainly accounts payable of $18,653,289, accrued expenses of $9,352,402, advances from customers of $6,024,227, and short term loans, including loans from related parties of $64,421,738. Current Notes payable including loans from related parties increased by $9,460,944 from the prior year end. This increase is mainly due to an increase in financial needs for new projects such as Ta Trach Dam, Ngan Truoi Dam, Song Bac, Thuong Kon Tum. At September 30, 2010, the Company's current liabilities exceeded current assets by $35,791,123.

Construction loans-At September 30, 2010, we had $70,184,563 in construction loans, of which $64,026,759 are classified as short-term construction loans with annual interest rates ranging from 10% to 18.6%. We obtain these short-term construction loans to finance our civil construction and mining projects. Most of these loans are unsecured except a few loan secured by equipment, but the bank controls the disbursement of funds in the following manner. These construction loans are made by the banks for a specific project.

Disbursements on these construction loans are designed to pay for expenses of a project as the work progresses. Banks will typically only disburse funds under these construction loans for equipment, supplies and other expenses for the specific project. In most instances, the bank will allow us to pay only to the supplier or subcontractor that the bank approves for payment. No funds are disbursed for other corporate purposes. The amount of outstanding construction loans secured by equipment and other assets, which are mostly major construction equipment, at September 30,  2010 was approximately $13.2 million, 19% of total construction loans.

These loans mature from October 8, 2010 through September 15, 2020. Each time we begin a construction project, we obtain a loan from one of several banks to purchase equipment supplies and mobilize our employees and materials to the worksite.  As we complete a percentage of each construction project, our customer certifies our work in process and every month, our customer or its financing source, pays us the interim payment for our completed work, less a retention percentage (which we will collect at the end of the warranty period). When the payment is received, it is put into the deposit account which was set up with the bank upon signing the construction loan and from which we repay the bank for monthly interest and principal when due. The remaining balance of this account will be used by the company for expenses related to this contract or corporate purposes.  When we need to pay to the suppliers or sub-contractors and other expenditures related to the contract, we submit to the bank documents such as supply contracts, subcontractor contract, invoices or demand letters. Upon approval of our submission, the bank issues Indebtedness Certificate. After this process, the bank transfers the funds to our bank account so that the payments can be made to our suppliers or sub-contractors.

Events that may prevent us from obtaining additional funding from the banks include: (i) use of presently borrowed funds borrowed for unauthorized purposes, (ii) cash flows from the relevant construction contract being significantly lower than estimated, and (iii) a material downturn in our overall financial position.

We maintain lines of credit with various banks and as of September 30, 2010, the outstanding balance was $42.6 million and available balances were $54.6 million as of September 30, 2010. The banks do not have any financial covenants. Since these lines of credits are linked to construction contracts, however, our ability to draw down on these lines of credit is controlled by the banks.

It is the general practice of Vietnamese banks to give short term loans for each construction contract and make the loans renewable every year until the construction contract completed. As a result, the loans are classified as current liabilities. Our retention receivables and a portion of our work in process, however, are classified as long-term assets. As a result, our working capital deficit as of September 30, 2010 was $35,791,123. As of September 30, 2010, long-term retention receivables and long-term work in process totaled $33,604,405.

We expect to renew these loans with the banks and repay the balances as we complete our projects. During the period ended September 30, 2010, we made $71,370,556 of payments on our notes payable. We also needed to draw down $80,326,209 from our notes payable to finance our construction projects.

Although a substantial majority of our loans are not secured by our assets other than our work in process and receivables, our banks decision not to renew these loans or our failure to repay these loans could have important consequences including the following:

●	it may limit our ability to borrow money or issue equity to finance our working capital, construction projects or capital projects or other purposes;

●	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

●	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

●	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

●	It may result in the banks repossessing up to $27.9 million of our equipment and other assets

Cash flows

The Company used cash of $12,260,302 in operating activities for the nine-months ended September 30, 2010 compared to $5,462,533 from operating activities for the same period in 2009. The major reasons are a decrease in advances from customer of $2,010,130 in the nine-months ended September 30, 2010 compared to $4,327,008 in the same period of 2009 and due to an increase in account receivable and other current assets of $10,529,311 during the period ended September 30, 2010 from $9,805,794 in 2009, an increase in net loss to $5,354,387 during the period ended September 30, 2010 from $2,742,439 in 2009, respectively.

In investing activities, the Company generated net cash of $2,918,962 for the nine-month ended September 30, 2010, as a result of a receipt of $3,279,916 from sale of fixed assets, a receipt of $3,401,059 from sale of shares interest in a subsidiary and $364,108 from withdrawals of investment which was reduced by $2,556,409 for the purchase of investments in nonconsolidated companies, and $1,684,553 for the purchase of fixed assets, which primarily consisted of purchases of vehicles, equipment and machinery. During the nine-month ended September 30, 2009, the Company used cash of $4,995,715 in investing activities, such as procurement of property and equipment totaling $5,251,935 and investment in other entities totaling $556,127 and received $692,037 from sale of fixed assets.

During the nine-month ended September 30, 2010, the Company generated cash flows of $9,809,185 from financing activities, which included $80,584,140 from loan proceeds and repayments for loans of $71,286,992. During the nine-month ended September 30, 2009, the Company generated cash flows of $8,965,232 from financing activities including $48,091,699 in repayments of loans to others and $57,103,245 from loan proceeds.

The Company generated net loss of $5,354,387 and $2,742,439 before net loss attributed to noncontrolling interests in subsidiaries of $171,228 and $105,507 for the nine-months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had a contract backlog of approximately $303.3 million. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of materials, and the expansion of our business, through cash flow provided by operations and funds raised through equity investments. We may also use short term bank loans to meet our liquidity requirements. There is no assurance, however, that without funds we will ultimately be able to carry out our business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2010 that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Inflation Risk

Vietnam is currently experiencing high inflation. The inflation rate for nine-months ended September 30, 2010 has been 6.46%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the rules promulgated under the Exchange Act during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CAVICO CORPORATION
Date: November 22, 2010	/s/ Ha Quang Bui
Ha Quang Bui Chairman of the Board, President and Chief Executive Officer Principal Executive Officer
/s/ June Kim
Date: November 22, 2010	June Kim Chief Financial Officer Principal Financial Officer

Date: November 22, 2010	/s/ Bao Quoc Tran
Bao Quoc Tran Principal Accounting Officer